Form 10-Q
period 1996-03-31
LANCIT MEDIA PRODUCTIONS LTD
filed 1996-05-15
CIK 868796

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended March 31, 1996

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to

Commission file number: 1-10781

                         LANCIT MEDIA PRODUCTIONS, LTD.
      (Exact Name of Registrant as Specified in its Charter)

New York                                        13-3019470
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

           601 West 50th Street, New York, New York, 10019
        (Address of Principal Executive Office) (Zip Code)

                                           (212) 977-9100
        (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1996 was 6,180,634 shares.

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES


                                     INDEX




                                                                         PAGE

PART I - FINANCIAL INFORMATION                                            -

      ITEM 1.  FINANCIAL STATEMENTS                                       -

              CONSOLIDATED BALANCE SHEET - March 31, 1996 and
                  June 30, 1995                                           1

              CONSOLIDATED STATEMENT OF OPERATIONS - For the nine
                  and three months ended March 31, 1996 and 1995          2

              CONSOLIDATED STATEMENT OF CASH FLOWS - For the nine
                  months ended March 31, 1996 and 1995                    3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                   5 - 8


PART II - OTHER INFORMATION                                     Not Applicable


SIGNATURES                                                                9


                          PART I. FINANCIAL INFORMATION

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                    March 31,        June 30,
                                                      1996             1995
                                                  --------------   -------------
                                   (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     4,620,892  $    7,395,238
  Accounts receivable                                 3,347,807       5,811,788
  Film and program costs, net                         7,134,818       4,600,483
  Prepaid expenses                                      126,082          56,589
  Income taxes receivable                                24,844          25,278
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                 15,254,443      17,889,376

ACCOUNTS RECEIVABLE - NON-CURRENT                     2,398,903       3,105,670

FIXED ASSETS, NET                                       918,118       1,060,878

GOODWILL, NET                                           283,867         296,206

DEPOSITS                                                 45,228          43,728
                                                  --------------   -------------

TOTAL ASSETS                                    $    18,900,559  $   22,395,858
                                                  ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $       735,629  $      373,657
  Participation payable                               1,534,880         906,363
  Deferred revenue                                    2,422,692       5,131,240
  Income taxes payable                                   23,819          38,000
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             4,717,020       6,449,260
                                                  --------------   -------------

PARTICIPATION PAYABLE - NON-CURRENT                     506,233       1,220,148

DEFERRED REVENUE - NON-CURRENT                        1,106,590       1,767,059

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       111,413         (11,704)
                                                  --------------   -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,180,634 shares at March 31, 1996 and
      6,157,634 shares at June 30, 1995                   6,181           6,158
  Additional paid-in capital                         12,566,486      12,566,306
  Retained earnings (accumulated deficit)              (113,364)        398,631
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                           12,459,303      12,971,095
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    18,900,559  $   22,395,858

                                                 ==============   =============

                See notes to consolidated financial statements.

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS



                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                          MARCH 31,            MARCH 31,
                                       -----------------   -------------------
                                        1996          1995          1996      1995
                                       --------     -------       --------- ---------
                                         (UNAUDITED)          (UNAUDITED)

REVENUES:
  Production and royalties           $  1,234,926  $ 7,060,312 $ 5,956,892  $ 11,022,244
  Licensing agent fees                    514,902    1,357,359   1,853,288     1,786,280
                                       ----------    ---------   ---------     ---------

                                        1,749,828    8,417,671   7,810,180    12,808,524
                                       ----------    ---------   ---------      ---------

OPERATING EXPENSES:
  Production and royalties              1,297,137    6,231,876   5,557,345     9,323,651
  Licensing agent - direct costs          317,359      278,767     901,317       990,674
  General and administrative              574,410      763,831   1,931,621     1,770,925
                                       ----------    ---------   ---------     ---------

                                        2,188,906    7,274,474   8,390,283    12,085,250
                                       ----------    ---------   ---------     ---------

INCOME (LOSS) FROM OPERATIONS            (439,078)   1,143,197    (580,103)      723,274

INTEREST INCOME (EXPENSE) - NET            55,870      129,951     229,665       384,629
                                       ----------    ---------   ---------     ---------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST     (383,208)   1,273,148    (350,438)    1,107,903

PROVISION FOR INCOME TAXES - CURRENT       17,450       38,000      38,440        38,000

MINORITY INTEREST                           2,002     (424,368)   (123,117)     (211,462)
                                       ----------    ---------    ---------    ---------

NET INCOME (LOSS)                    $   (398,656) $   810,780 $ (511,995)       858,441
                                       ==========    =========   =========     =========

NET INCOME (LOSS) PER SHARE          $      (0.06) $      0.13 $    (0.08)  $       0.14
                                       ==========    =========   =========     =========

WEIGHTED AVERAGE SHARES                 6,180,387    6,355,490   6,180,305     6,356,200
                                       ==========    =========   =========     =========











               See notes to consolidated financial statements.

                           LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                       --------------------------------------
                                                                             1996                 1995
                                                                       ------------------   -----------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $          (511,995) $          858,441
                                                                       ------------------   -----------------

  Adjustments  to  reconcile  net  income  (loss)  to net  cash  from  operating activities:
     Amortization of film and program costs                                    3,295,761           5,565,265
     Depreciation and other amortization                                         314,120             251,608
     Minority interest                                                           123,117             211,462

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable - current                        2,463,981          (1,913,629)
   (Increase) decrease in accounts receivable - non-current                      706,767              --
   Additions to film and program costs                                        (5,830,096)         (7,334,673)
   (Increase) decrease in prepaid expenses                                       (69,493)            (49,264)
   (Increase) decrease in income taxes receivable                                    434              22,265
   (Increase) decrease in deposits receivable                                     (1,500)              2,184
   Increase (decrease) in accounts payable and accrued expenses                  361,972           1,728,770
   Increase (decrease) in participation payable - current                        628,517                --
   Increase (decrease) in participation payable - non-current                   (713,915)               --
   Increase (decrease) in deferred revenue - current                          (2,708,548)         (1,096,365)
   Increase (decrease) in deferred revenue - non-current                        (660,469)            235,786
   Increase (decrease) in income taxes payable                                   (14,181)             18,583
                                                                        ------------------   -----------------
                                                                              (2,103,533)         (2,358,008)
                                                                        ------------------   -----------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                  (2,615,528)         (1,499,567)
                                                                        ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                      (159,021)           (227,049)
                                                                        ------------------   -----------------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                    (159,021)           (227,049)
                                                                        ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                           203             153,871
                                                                        ------------------   -----------------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                         203             153,871
                                                                        ------------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,774,346)         (1,572,745)

CASH AND CASH EQUIVALENTS - beginning of period                                7,395,238          11,060,206
                                                                        ------------------   -----------------

CASH AND CASH EQUIVALENTS - end of period                            $         4,620,892  $        9,487,461
                                                                        ==================   =================

CASH PAID DURING THE YEAR FOR:
  Interest                                                           $           --                   --
                                                                        ==================   =================
  Income taxes                                                       $            56,526  $        --

                                                                        ==================   =================




                      See notes to consolidated financial statements.

          LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1996

                            (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's annual report on Form 10-K dated September 21, 1995 for the year ended June 30, 1995.

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of a full fiscal year.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed on the basis of the weighted average number common shares and common share equivalents outstanding for the respective period. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended March 31, 1996 as compared to three months ended March 31, 1995

Production and royalty related revenues for the three month period ended March 31, 1996 decreased to $1,234,926 from $7,060,312 in the comparable 1995 quarter. This decrease is primarily the result of reduced royalty revenue on THE PUZZLE PLACE. The series premiered during last fiscal year's third quarter and, as a result, the Company recognized approximately $5.6 million of initial royalty revenues in that period. During the current fiscal year's third quarter, most of the licensees were still in the process of recouping those initial royalties recognized.

Licensing agent fee revenues for the three month period ended March 31, 1996 decreased to $514,902 from $1,357,359 in the comparable 1995 quarter. This decrease is primarily the result of the prior fiscal year quarter including a retroactive adjustment to record the portion of earned agent fees, which became effective upon the commencement of the airing of THE PUZZLE PLACE, on certain licensing contracts which reflected the period of service between inception and December 31, 1994.

Production and royalty related expenses for the three month period ended March 31, 1996 decreased to $1,297,137 from $6,231,876 in the comparable 1995 quarter reflecting primarily the reduction in royalty revenue and accompanying third party participations on THE PUZZLE PLACE.

Direct costs of licensing activities for the three month period ended March 31, 1996 increased to $317,359 from $278,767 in the comparable 1995 quarter primarily as a result of increased personnel and trade show expenses.

General and administrative expenses for the three month period ended March 31, 1996 decreased to $574,410 from $763,831 in the comparable 1995 quarter. This decrease is due primarily to certain marketing-related costs being re-allocated to Company projects.

Interest income for the three month period ended March 31, 1996 decreased to $55,870 from $129,951 in the comparable 1995 quarter. This decrease is primarily due to a reduced level of cash invested resulting from the Company's utilization of cash for production and development activities and corporate overhead.

Provision for income taxes - current for the three month period ended March 31, 1996 decreased to $17,450 from $38,000 in the comparable 1995 quarter. The current fiscal year's quarter amount represents additional state and local tax liability from the prior fiscal year's activity.

Minority interest in licensing activities for the three month period ended March 31, 1996 resulted in a benefit in the amount of $2,002 compared to an expense in the amount of $424,368 in the comparable 1995 quarter. This change is a direct result of the decreased profitability of licensing activities in the current fiscal year's third quarter.

Net loss for the three month period ended March 31, 1996 was $398,656 ($.06 per share) compared to net income of $810,780 ($.13 per share) in the unusually strong fiscal 1995 third quarter, due primarily to the combination of factors discussed above. Weighted average shares outstanding for the three month period ended March 31, 1996 decreased to 6,180,387 from 6,355,490 in the comparable 1995 quarter primarily as a result of the exclusion of outstanding stock options during a loss period, which was partially offset by the exercise of stock options during the twelve month period since March 31, 1995.

Results of Operations - Nine months ended March 31, 1996 as compared to nine months ended March 31, 1995

Production and royalty related revenues for the nine month period ended March 31, 1996 decreased to $5,956,892 from $11,022,244 in the comparable 1995 nine month period. This decrease is primarily the result of reduced royalty revenue on THE PUZZLE PLACE during the current fiscal year nine month period, as most of the licensees were still in the process of recouping the initial royalties recognized by the Company in the prior fiscal year.

Licensing agent fee revenues for the nine month period ended March 31, 1996 increased to $1,853,288 from $1,786,280 in the comparable 1995 nine month period. This increase is primarily the result of greater licensing activity on the SONIC THE HEDGEHOG property, and a net increase in fees earned on THE PUZZLE PLACE property as a result of servicing a greater number of license agreements, for a longer period of time than in the prior year's nine month period.

Production and royalty related expenses for the nine month period ended March 31, 1996 decreased to $5,557,345 from $9,323,651 in the comparable 1995 nine month period reflecting primarily the reduction in royalty revenue and accompanying third party participations on THE PUZZLE PLACE.

Direct costs of licensing activities for the nine month period ended March 31, 1996 decreased to $901,317 from $990,674 in the comparable 1995 nine month period primarily as a result of reduced professional and management fees as well as reduced marketing and trade show expenses, all which was partially offset by increased personnel expenses.

General and administrative expenses for the nine month period ended March 31, 1996 remained essentially unchanged at $1,931,621 compared to $1,770,925 in the comparable 1995 nine month period, as increased personnel costs during the 1996 period were offset by certain marketing-related costs being re-allocated to projects during this period.

Interest income for the nine month period ended March 31, 1996 decreased to $229,665 from $384,629 in the comparable 1995 nine month period. This decrease is primarily due to a reduced level of cash invested resulting from the Company's utilization of cash for production and development activities and corporate overhead.

Provision for income taxes - current for the nine month period ended March 31, 1996 remained essentially unchanged at $38,440 compared to $38,000 in the comparable 1995 nine month period. Reduced state and local income tax liability on licensing agent activities in the current fiscal year's nine month period was offset by additional state and local tax liability for the prior fiscal year's activity.

Minority interest in licensing activities for the nine month period ended March 31, 1996 decreased to $123,117 from $211,462 in the comparable 1995 nine month period. This decrease is a direct result of the decreased profitability of the licensing activities in the current fiscal year's nine month period.

Net loss for the nine month period ended March 31, 1996 was $511,995 ($.08 per share) compared to net income of $858,441 ($.14 per share) in the fiscal 1995 nine month period due to the combination of factors discussed above. Weighted average shares outstanding for the nine month period ended March 31, 1996 decreased to 6,180,305 from 6,356,200 in the comparable 1995 nine month period primarily as a result of the exclusion of outstanding stock options during a loss period, which was partially offset by the exercise of stock options during the twelve month period since March 31, 1995.

Liquidity and Capital Resources

The Company's balance sheet remains in healthy condition with cash and cash equivalents as of March 31, 1996 of approximately $4.6 million, a current ratio of 3.2 to 1 and no long-term debt.

Cash used in operating activities was approximately $2.6 million for the nine month period ended March 31, 1996, compared to the use of approximately $1.5 million for the same period last year. During the nine month period ended March 31, 1996, net additions to film and program costs of approximately $2.5 million and a decrease in deferred revenues of approximately $3.4 million were partially offset by a decrease in accounts receivable of approximately $3.2 million.

Cash used in investing activities was approximately $159,000, for the nine month period ended March 31, 1996, compared to the use of approximately $227,000 for the same period last year. This use of cash is primarily the result of the Company's continued expansion of its post-production capabilities.

The Company is in the process of completing the remaining elements associated with the airing of and outreach for the first 65 episodes of THE PUZZLE PLACE. As a result of the Company's success in attracting significant corporate underwriting grants to the project and after taking into account the portion of project funding expected to be contributed via such agreements and by the Company's partner on the project, KCET, the Company estimates that its remaining contribution will approximate $0.1 million. With respect to THE PUZZLE PLACE licensing effort, the Company and KCET have agreed to, and may in the future, extend the license term and payment schedule for certain licensees in order to more closely reflect the anticipated royalty stream generated by those particular categories.

The Company is in full scale production and post-production on the initial season of 13 episodes of BACKYARD SAFARI, which is being partially funded through a major grant from the National Science Foundation. The Company has been actively pursuing and evaluating additional production funding from potential production partnerships, broadcast license fees, as well as various sources of underwriting. Only in the event the Company were to receive no amounts from these sources of outside production funding (a scenario the Company considers unlikely), the Company estimates that its remaining investment required for this project would be approximately $1.0 million.

Management believes that its present cash position and overall liquidity will enable the Company to meet its current commitments and to continue to pursue growth opportunities involving production, post-production and licensing-related activities over the foreseeable future. In December 1995, the Company announced that it had retained Allen & Company as its investment banker to pursue strategic alliances with larger media companies. Should these efforts result in opportunities which the Company believes could significantly enhance the Company's future revenue generation and production output, additional capital could be required to fund such growth opportunities. Citing the business opportunities available to the Company, it is no longer pursuing its previously announced proposed purchase of a minority stake in EPI Ltd. The Company's major production-related customers customarily renew their contracts with the Company on an annual basis, and as such, there always exists the possibility that one or more of such contracts may not be renewed in the future. Since the Company is in the business of developing new projects involving contract production and licensing opportunities, management believes, although cannot assure, that in such event, new production and licensing activities will replace those existing activities. Also, management does not expect inflation to have a significant impact on the business.

                            SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  LANCIT MEDIA PRODUCTIONS, LTD.



Date: May 10, 1996   By: /s/ Gary Appelbaum
                        Gary Appelbaum
                        Senior Vice President, Chief Financial
Officer & Treasurer



Date: May 10, 1996   By: /s/ Gary Stein
                        Gary Stein
                        Executive Vice President