Form 10-K
period 1996-06-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1996-09-23
CIK 868796

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     JUNE 30, 1996
                                   OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________
                    Commission File Number: 1-10781
                    LANCIT MEDIA PRODUCTIONS, LTD.
        (Exact name of registrant as specified in its charter)

            New York
                13-3019470
(State or other jurisdiction of
                          (I.R.S. Employer Identification No.)
incorporation or organization)

601 West 50th Street, New York, New York                            10019
    (Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code:  (212) 977-9100
Securities registered pursuant to Section 12(b) of the Act:
                                  None
Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, par value, $.001 per share
                            (Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes: x No:

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate  market value of voting  stock held by  non-affiliates:
$41,094,692 on September 9, 1996.

      Number of shares of Common Stock outstanding: 6,188,634 on September 9, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                         LANCIT MEDIA PRODUCTIONS, LTD.


Item No.                           Part I                            Page
      1         Business                                              I-1
      2         Property                                              I-10
      3         Legal Proceedings                                     I-10
      4         Submission of Matters to a Vote of Security Holders   I-11

                                     Part II
      5         Market for Registrant's Common Equity and Related
                  Stockholders Matters                                II-1
      6         Selected Financial Data                               II-2
      7         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 II-3
      8         Financial Statements and Supplementary Data           II-9
      9         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                II-9

                                    Part III
     10         Directors and Officers of the Registrant              III-1
     11         Executive Compensation                                III-5
     12         Security Ownership of Certain Beneficial Owners and
                   Management                                         III-12
     13         Certain Relationships and Related Transactions        III-13

                                     Part IV
     14         Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                        IV-1
                Signatures                                            S-1







                                  I-11

                                PART I

Item 1.    Business

      Lancit Media Productions, Ltd. and subsidiaries (the "Company") include Lancit Media Productions, Ltd. ("Lancit"), a New York corporation which was formed on June 11, 1979, Lancit's wholly-owned subsidiaries, Frame Accurate, Inc. ("Frame Accurate") and Lancit Copyright Corp. ("LCC"), as well as Lancit's majority-owned subsidiary, The Strategy Licensing Company, Inc. ("Strategy") and its majority-owned subsidiary, The Puzzle Place Marketing Company ("PPMC").

      Lancit is engaged in the acquisition and development of properties for, and the production of "franchise"-based television series, motion pictures, home videos and interactive media products for children and family-oriented audiences. In the last five years, Lancit shifted its emphasis from being primarily a provider of production services to others to that of a developer, producer and licensor of original programming and related characters in which Lancit maintains a significant ownership interest as well as licensing and distribution rights.

      Frame Accurate is a provider of post-production services which include personnel, facilities, graphics and dubbing as well as other aspects of the editing and finishing process.

      LCC's primary function is to manage copyrights, trademarks and other intellectual property acquired from producers, including Lancit, and other rights holders, which properties are primarily character based, for the purpose of maximizing the returns on such properties in all ancillary markets such as merchandise licensing and home video.

      In December 1993,  Lancit created Strategy by acquiring the majority of A.
J. Scanlan and Co., Inc. ("Scanlan") as well as the remaining 50% interest in the Scanlan/Drosnes partnership (of which Scanlan was the other 50% owner) and subsequently merging Lancit's interest in each of these two entities. Strategy is a merchandise licensing and promotions company which performs licensing agent functions for properties and characters owned by Lancit as well as for outside clients including Sega of America, Broderbund Software and Sony Interactive.

      The Company is in the final stages of negotiating a strategic alliance with a large media company which will include a production output arrangement for certain newly developed Lancit shows. The proposed transaction was initiated by Allen & Company, Incorporated under its previously announced investment banking relationship with Lancit.

Current Productions

      The Puzzle Place(R). In November 1991, The Corporation for Public Broadcasting ("CPB") awarded Lancit and Community Television of Southern
California ("KCET") a $4.5 million grant, one of the largest children's television grants in CPB's history, to develop and produce The Puzzle Place(R), designed to be the first new major daily preschool series created for public television since the premiere of "Sesame Street". The series premiered on January 16, 1995 with an initial 40 episodes delivered to PBS and, since its debut, has regularly achieved the second highest average daily ratings among daily PBS children's shows based on ratings in the top 32 metered markets. Episodes 41 - 65, produced between March 1995 and December 1995, began airing in February 1996.

      The series features a cast of multi-ethnic "people puppet" characters who inhabit a make-believe workshop and together must solve the many "puzzles" of growing up. The show is intended to teach children life skills, such as understanding other people, evaluating choices and solving basic problems.

      The funding for the production and post-production of the first 65 episodes, as well as for related outreach and educational print materials, has come largely from underwriting grants from corporations, foundations and public broadcasting-related entities. These include major corporate funding grants from Edison International ($3.5 million), IBM ($2 million) and Sears ($1 million) and a foundation grant from Carnegie Corporation of New York ($.3 million) in addition to initial contributions of $1.15 million from KCET and the $4.5 million from CPB. Lancit also subsequently secured additional contributions from KCET and CPB totaling approximately $2.5 million.

      The Company and KCET share equal ownership in all ancillary rights to the series. In addition, Lancit receives all producer fees which are allocated in the annual budgets for the series. CPB is entitled to receive a 19% profit participation in ancillary sales of the project but has verbally committed to invest proceeds which would otherwise be received under this participation towards production.

      As of June 30, 1996, Lancit has received all but approximately $.8 million of the full amount of the project grants and has recognized substantially all of the revenues related to them over a three year period ending June 30, 1996. As of June 30, 1996, remaining promotion and outreach required under the CPB grant for the series was near completion. Production and royalty revenues related to The Puzzle Place(R) accounted for approximately 48%, 83% and 64% of the Company's production and royalty revenues during the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Lancit and KCET have submitted a funding request to CPB for a new production grant to support the development and production of a third season of episodes of The Puzzle Place(R). Negotiations regarding terms of such funding have been ongoing, and the timing and extent of new production for the series will be determined by the outcome of such discussions.

      Lancit has entered into licensing agreements involving The Puzzle Place(R) with over 35 companies which have generated initial royalties as of June 30, 1996 totaling over $11.5 million (of which $7.1 million has already been received as of August 1996). The Company recognized a large part of the copyright holders' portion of these royalties (approximately $7.3 million) as revenues during the second half of its fiscal year ended June 30, 1995. As had been anticipated, revenues related to the copyright holder's portion of licensing royalties from the project during the fiscal year ending June 30, 1996 were limited since the Company, as copyright holder, is not able to recognize additional revenues from product sales related to these agreements until individual licensees have recouped their initial royalty commitments. The initial line of The Puzzle Place(R) licensed products, for the most part, was introduced at retail in Fall 1995 and substantially all licensees are still in the process of recoupment.

      During  fiscal  1994,  the  Company,  through  its  licensing  subsidiary,
Strategy, established a joint venture with KCET, PPMC, to manage the exploitation of the various ancillary rights associated with the series. Strategy has recognized revenues of $1,325,868 and $1,351,007 during the fiscal years ending June 30, 1996 and 1995, respectively, resulting from its role in the joint venture. PPMC, through Strategy, continues to actively service The Puzzle Place(R) licensee accounts and generate fees from such activities. The television series continues to perform well as measured by average daily television ratings in the top 32 markets, and recent consumer and site-based promotions efforts have been well received. However, the Company believes that early licensee and retailer expectations for sales of licensed products related to the property were excessively high which, when combined with the product introduction into an unusually weak overall retail climate, led to disappointing retail sell-through of a number of product categories. As a result, the Company has determined it fiscally prudent to reduce its own financial expectations for these product categories, and, with KCET, has agreed to restructure royalty payment schedules and license terms with certain licensees in order to more closely reflect the anticipated future royalty stream expected to be generated by those particular categories. For the fiscal year ending June 30, 1996, the Company decided to record a non-cash charge of $2.5 million to reflect these revisions.

      Based on past history of certain other well established PBS children's series, consumer awareness levels appear to reach their peak several years after a show's debut. Although there is no assurance that the same will hold true with The Puzzle Place(R), the Company is continuing to work closely with key licensees and potential retail partners to enhance the popularity of the property at retail. The Company is actively developing large-scale promotional and awareness-building opportunities for The Puzzle Place(R) including a recently completed successful national brand cereal promotion, a national fast-food chain premium promotion and a recently commenced nationwide mall show tour.

      The series has been licensed to an international television distributor who has placed the series for airing in various countries around the world. The series has already debuted internationally. Licensing programs are expected to be implemented in several countries.

      Reading Rainbow(R). Lancit is the co-creator and has produced 130 episodes of this award-winning daily children's series, hosted by LeVar Burton, now in its thirteenth broadcast season on over 300 PBS stations nationwide. The series was the winner of the 1996 Daytime Emmy Award for "Outstanding Children's Series". Each episode centers on television adaptations of a picture book appropriate for beginning readers. The book adaptations have been narrated by such celebrities as Bill Cosby, Jason Robards, Tyne Daly and Whoopie Goldberg, among others. Each adaptation then provides a springboard for location segments that expand on the themes and ideas from the featured book.

      Lancit has produced approximately ten new Reading Rainbow(R) programs each year pursuant to a contract with GPN/NETV Network ("GPN") which has been renewed on an annual basis for the past eleven years. Reading Rainbow(R) is a production of GPN and WNED-TV, Buffalo ("WNED"), who control all rights to the series including merchandising and distribution. Lancit and Frame Accurate are paid fees for production, directing and post- production services provided to this series. Such revenues related to the series accounted for approximately 35%, 14% and 27% of the Company's production and royalty revenues during the fiscal years ended June 30, 1996, 1995, 1994, respectively. Funding for Reading Rainbow(R) has been provided by PBS, CPB, the National Science Foundation and others. Lancit has been notified by GPN that funding has been committed to ensure continued production of the series through at least September 1996. The Company has recently engaged in discussions with GPN and WNED regarding potential opportunities related to future funding of the series. No assurance can be provided regarding the successful resolution of these ongoing discussions.

      Backyard Safari(TM). The Company is completing production and post-production on the initial season of 13 half hour episodes of this natural science television series for young children that, as explained below, is expected to premiere in early 1997. The show combines live action field trips with "3-D" performance animation to explore the wonders of nature. Backyard Safari(TM) has been the recipient of a $1.69 million underwriting grant from the National Science Foundation and has been developed in cooperation with the American Museum of Natural History ("the Museum"). The Company and the Museum are in final stages of negotiation regarding a higher visibility association between the Museum and the Backyard Safari(TM) series and property.

      In June 1994,  the Company and  Manhattan/Transfer  Edit  entered  into an agreement under which the Company utilizes the technology of Manhattan/Transfer's digital animation stage to create the motion capture effects for Backyard Safari's(TM) animated co-host, Crinkleroot(C). Manhattan/Transfer Edit has a profit participation in the series.

      The Company has been actively pursuing and evaluating additional production funding from potential production partnerships, license fees, and from potential sources of underwriting. Management believes that such efforts will soon be enhanced by the anticipated announcement of a commitment from a television network to air the series, as well as by a more visible association between the Museum and the series. Based on the most recent indications from network executives, the Company believes that the show will debut in early 1997. Only in the event that the Company were to receive no amounts from any sources of outside production funding (a scenario the Company considers unlikely), the Company estimates that its remaining investment required for this project beyond June 30, 1996 would be between $.5 million and $1.0 million.

      The Company currently owns all rights to the Backyard Safari(TM) series and related products as well as the exclusive right to license the Crinkleroot(C) character as part of the series licensing effort. Strategy will act as exclusive licensing agent for the series in a wide range of product categories.


Series in Development

      The following is a description of five "franchise"-based children's series which are currently in active development. There can be no assurance that these series will advance beyond the development stage or that if produced, such series will be successfully marketed to broadcast or cable networks.

      Seekers (the "Smithsonian" series). In April 1995, the Company and the Smithsonian Institution signed an agreement to jointly develop a major new action-adventure television series designed to transport children ages eight to twelve into new worlds of discovery, using the Smithsonian's museums and treasures as catalysts. In June, 1996, the two parties announced successful completion of the initial development phase of the series, Seekers, and shortly thereafter, the Company initiated discussions with broadcast and cable networks regarding a proposed Fall 1997 debut for the show.

      Recently celebrating its 150th anniversary, the Smithsonian is the world's largest museum and research complex, encompassing 16 museums and the National Zoo, and is home to over 140 million artifacts and specimens. The Seekers series is intended to serve as a springboard for a new children's cross-media franchise based around the Smithsonian which is expected to feature significant interactive, print and merchandise components. The Company and the Smithsonian are co-owners of the Seekers project, while Strategy will act as exclusive licensing agent.

      Danger Guys. In May 1996, the Company acquired an exclusive option for television, motion picture, home video and merchandising rights (excluding publishing) to this popular series of Harper Collins adventure stories for boys. The Company is in active negotiations with a major cable network to develop an action-adventure series based on the property which would be targeted to debut in Fall 1997. There can be no assurance that these negotiations will lead to a definitive agreement. Strategy is expected to act as exclusive licensing agent for the property.

      Lemmings(R). In fiscal 1994, the Company reached an agreement with Psygnosis, Ltd., now a UK-based division of Sony Interactive, whereby the Company was awarded the exclusive option to acquire all motion picture, television and home video rights to Lemmings(R), one of the all-time best selling interactive game series. In July 1996, the Company entered into an agreement with an affiliate of Columbia TriStar Television, a division of Sony Entertainment, to create and co-produce an animated television series based on the property. Under the terms of the agreement, the Company will act as executive producer on the project and will retain financial participations in all ancillary income generated by the series and related merchandising, including sales of Lemmings(R) interactive products utilizing characters created for the TV show. Strategy will act as exclusive licensing agent in North America for the Lemmings(R) property. Pursuant to the terms of the agreement the Company will not be required to provide production funding for the series. Lemmings(R) electronic games have sold over 3.5 million units internationally since 1991 and have been awarded over 20 major industry honors, including Best Home Entertainment Program and Best Action/Arcade Game of the Year by the Software Publishers Association.

      Kid Pix(R). In August 1996, the Company announced its acquisition of an exclusive option from Broderbund Software, Inc. for television, motion picture and home video rights to Kid Pix(R), the best-selling series of creativity software for children. Strategy has also entered into an agreement with Broderbund to act as exclusive licensing agent for this property in all categories outside of interactive software. Sales of Kid Pix(R) software have surpassed one million units and the acclaimed drawing, painting and animation programs have been introduced in over 10 languages worldwide.

      Passporte Productions/Raven-Symone. The Company is in the later stages of negotiation for a co-development agreement with Passporte Productions ("Passporte"), one of whose principals is Raven-Symone, one of television's top child stars (THE COSBY SHOW, HANGIN' WITH MR. COOPER). Under the terms of the proposed agreement, Passporte will be based at the Company's New York headquarters. The Company and Passporte intend to co-develop television, motion picture and home video properties specifically with Raven in mind and the Company will also receive a "first look" at other Passporte-originated development projects. Strategy is in the latter stages of negotiation of an agreement under which it will act as exclusive licensing agent for projects co-developed by the Company and Passporte, including those which feature Raven-Symone.


Family-Oriented Motion Pictures - In Development

      The following family-oriented motion pictures are in various stages of development. No assurance can be given that development will be completed, production will be funded or any resulting motion pictures successfully marketed.

      The Giver. In March, 1994, the Company acquired an option for the exclusive worldwide movie and television rights to this book which won the 1994 Newbery Medal as the most distinguished young people's book of the year. During 1995, The Giver was the best-selling children's fiction book in the nation. The Company is currently developing the property as a feature film. In September 1994, actor Jeff Bridges and his production company, AsIs Productions, entered into a co-development and co-production agreement with the Company to develop the story as a theatrical motion picture. A screenplay has recently been submitted by screenwriter Bob Weide and the Company is engaged in early stage discussions with various Hollywood studios that have expressed interest in the project.

      The Watsons Go To Birmingham - 1963. In March 1996, the Company acquired an option for the exclusive worldwide motion picture, television and home video rights to The Watsons Go To Birmingham - 1963. The book was named a 1996 Newbery Honor Book and also received the prestigious Coretta Scott King Award.

      The Company is in active negotiations to co-develop and produce a feature motion picture based on the property with the production company of a major Hollywood star. The star has agreed, subject to script approval, to play a key role in the film. No assurance can be given that such negotiations will lead to an agreement. The Watsons Go To Birmingham - 1963 explores one of the most significant and heroic moments in the history of America's Civil Rights Movement as seen through the eyes of an African-American child.


Areas of Proposed Growth

      Since Lancit's library of quality children's programming in which it retains various licensing rights is growing, the Company elected to enter the licensing business and to establish in-house licensing capabilities through the acquisition of Strategy, whose business is described below, and may look to enhance such capabilities through acquisitions, joint ventures or the creation of certain licensing-related businesses.

      Licensing Agent Activities

      Strategy derives its revenues from fees on royalties generated for copyright holders including Sega of America, Sony Interactive, Broderbund Software and Humongous Entertainment as well as for Lancit Copyright Corp. Strategy presently represents, as agent, several of the most popular multimedia characters of all time including Sonic the Hedgehog(TM), Lemmings(R), Kid Pix(R) and Putt-Putt(R), the purple car. Sonic the Hedgehog(TM) accounted for approximately 36%, 37% and 83% of the Company's licensing agent fee revenues during the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

      Strategy represents several Company-owned children's properties including The Puzzle Place(R), for which it manages worldwide licensing activities through PPMC. This property accounted for approximately 59% and 57% of the Company's licensing agent fee revenues during the fiscal year ended June 30, 1996 and 1995, respectively.

      The Company believes that through Strategy it is better able to control the merchandising of its characters and properties while earning the licensing agent fees that would otherwise be paid to an outside agent. The Company also intends to further build Strategy as a leading independent licensing agent and promotions company seeking to represent popular, high-quality licensed properties and brands which it believes have the potential to become long-term "franchises". Strategy's management believes it has established a leadership position in the representation of interactive/multimedia-based properties and will also look to pursue attractive opportunities which involve what it believes are unique consumer brands.

      Strategy was one of six nominees for the 1996 Licensing Agency of the Year Award given by the International Licensing Industry Merchandisers' Association.


      Post Production Services

      Frame Accurate occupies approximately 20% of the Company's 17,000 square feet of production/office space in Manhattan and provides various post-production services for the Company's own productions. Frame Accurate will consider using these facilities, if available, to provide post-production services to outside producers. Post-production activities include off-line analog and random access editing, creation of special effects, computer generated 3-D and digitized graphics and on-line mastering and duplication subsequent to the completion of production of a project. Random access Avid(TM) editing systems, as well as other computer hardware and software, have been purchased over the last few years to enhance Frame Accurate's range of services.

      Other Areas Under Consideration

      The Company continues to evaluate potential business opportunities in several markets which it believes present natural tie-ins to its core production and licensing businesses. These markets include specialty and school-related children's products, book publishing, animation and direct-to-consumer sales.


Competition

      Competition in the television production, distribution and syndication industries is intense since there are numerous suppliers of product, including motion picture studios, the television networks and independent television production companies. Lancit believes that it has established a high profile niche as a provider of high quality, non-violent children's programming, competing in the past for broadcast commitments and production funding with projects of local PBS stations, Children's Television Workshop and a small group of other independent production companies. As Lancit attempts to expand into new growth areas including commercial television, it faces more intense competition from larger entities with greater experience and financial resources such as The Walt Disney Company, Jim Henson Productions, Scholastic Productions and certain television syndicators, production companies and networks who will also be looking to attract the children/family audience segments with their programming.

      In the licensing industry, Strategy will face strong competition from other independent licensing agencies and from the in-house licensing divisions of other production companies and motion picture studios.

      With respect to its post-production activities, should Frame Accurate elect to provide its post-production services to outside producers, it would face significant competition from many other independent post-production companies.
Employees

       As of August 30, 1996, the Company had 49 full-time employees, 32 of whom are in operating activities and 17 of whom are in administration. The Company has an in-house staff of production personnel as well as researchers, set designers and a creative director. To augment its full time creative staff in order to meet the staffing requirements of a production, the Company contracts with and/or uses, from a large talent pool of available individuals, writers, directors, technical and other production personnel, generally through paymaster service or loanout companies.

       Other than being a party to collective bargaining agreements with the American Federation of Television and Radio Artists (with respect to The Puzzle Place(R) and Backyard Safari(TM)) and the Writer's Guild of America, the Company is not a party to any collective bargaining agreements. In addition, some of the Company's current and proposed business activities may be affected by the existence of collective bargaining agreements with the Directors Guild of America and the Screen Actors Guild, since many of the performing artists, writers, technical and other production personnel that it may call upon are members of unions or guilds. The extent to which such collective bargaining agreements may affect the Company is difficult to estimate.


Item 2.     Property

       The Company's principal production offices and its post-production service facility, as well as its executive offices, are located at 601 West 50th Street, New York, New York 10019 pursuant to two leases with the same unrelated party. The combined leases cover approximately 17,000 square feet and both have been extended for one year such that they now expire in September 1997. The aggregate annual base rent is approximately $200,000 through September 1997. The Company's licensing activities are based at One Morningside Drive, Westport, Connecticut 06880 pursuant to a lease, with an unrelated party, expiring March 1999 for approximately 3,500 square feet at an annual base rental of approximately $68,000 plus certain escalation clauses. The Company maintains development offices at 9454 Wilshire Boulevard, Beverly Hills, California 90212, pursuant to a lease with an unrelated party, expiring in April 1997 for approximately 930 square feet at an annual rental of $24,000. The Company believes that the facilities mentioned above will be adequate for its needs for the foreseeable future.



Item 3.     Legal Proceedings

       None

Item 4.     Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II

Item 5.     Market  For   Registrant's   Common   Equity  and   Related
Stockholder Matters

       The Company's Common Stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and listed under the symbol: "LNCT".

       The table set forth below shows, for the period indicated, the high and low bid quotations on NASDAQ for the Company's Common Stock. These amounts represent quotations between dealers in securities, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                          Bid
      Quarter Ended           Type of Security
                                                    High        Low
September 30, 1994            Common Stock            $16.25     $12.00
December 31, 1994             Common Stock            $16.13     $12.50
March 31, 1995                Common Stock            $15.38     $11.50
June 30, 1995                 Common Stock            $17.50     $10.88
September 30, 1995            Common Stock            $16.75     $12.50
December 31, 1995             Common Stock            $13.38     $10.63
March 31, 1996                Common Stock            $13.00      $8.88
June 30, 1996                 Common Stock            $14.00      $9.50



       The Company's records indicate that, as of the record date of its most recent annual meeting of shareholders, there were approximately 3,680 beneficial owners of its Common Stock.

       The Company has not paid any dividends.


Item 6.     Selected Financial Data

       The selected consolidated financial data with respect to the years ended June 30, 1996, 1995, 1994, 1993 and 1992 is derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

                                    Year Ended June 30,
               ----------------------------------------------------------
                   1996        1995       1994          1993      1992
Statement of
  Operations
Data:
Revenues       $ 9,061,213  $17,882,479 $8,914,698   $3,670,990 $2,821,010
Income (loss)
from
continuing     $(3,700,713) $ 1,247,499 $   34,874   $ (996,823)$ (300,514)
operations (1)
Income (loss)
from
continuing
operations     $     (.60)  $     (.20) $      .01    $    (.25) $    (.10)
per common
share (1)
Weighted
average
shares used       6,177,051   6,365,741   6,154,223   3,944,010   3,018,340
in computation
Balance Sheet
  Data:
Total assets    $14,388,166 $22,395,858 $16,926,998  $2,274,509  $5,494,714



(1) Fiscal 1996 includes a charge of $2,650,000, or $0.43 per share, for write-down related to project and restructuring charge.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Fiscal 1996 as compared to Fiscal 1995

      Production and royalty related revenue for the fiscal year ended June 30, 1996 decreased to $6,812,975 from $15,532,607 in the fiscal year ended June 30, 1995 primarily as a result of reduced royalty revenue, and to a lesser extent, lower levels of production activity related to The Puzzle Place(R) project during fiscal 1996. In fiscal 1995, revenues included over $7 million of initial copyright holder royalties from licensees of this project. As of June 30, 1996, substantially all of these licensees were still in the process of recouping initial royalty commitments from product sales. The Company is not able to record additional revenues, as copyright holder, until individual licensees have recouped the royalties previously recognized by the Company.

       Licensing agent fees for the fiscal year ended June 30, 1996 remained relatively constant at $2,248,238 compared to $2,349,872 in the fiscal year ended June 30, 1995.

       Production and royalty related expenses for the fiscal year ended June 30, 1996 decreased to $6,580,666 from $13,550,150 in the fiscal year ended June 30, 1995 primarily related to the decreased level of royalty and production activity for The Puzzle Place(R) series. However, such expenses represented an unusually high percentage of related revenues in fiscal 1996 primarily due to copyright holder expenses on The Puzzle Place(R) project remaining relatively high during the fiscal 1996 period of licensee recoupment on the project.

       Licensing agent - direct costs for the fiscal year ended June 30, 1996 remained relatively constant at $1,175,699 compared to $1,184,345 in the fiscal year ended June 30, 1995. During fiscal 1996, increased personnel costs were offset by reduced travel costs.

       General and administrative expenses for the fiscal year ended June 30, 1996 increased to $2,438,471 from $2,168,827 in the fiscal year ended June 30, 1995. This increase is primarily the result of higher personnel, facilities and insurance costs as well as increased depreciation and amortization expense.

       A write-down related to a project and a re-structuring charge during fiscal 1996 amounted to $2,650,000. The Company's decision to record a non-cash project-related charge in the amount of $2,500,000 primarily reflects revisions in the Company's future anticipated net royalty stream on The Puzzle Place(R) project and an effort to adjust the amortization of film and program costs to those anticipated revenue streams. Additionally, an overall decrease in production activity during fiscal 1996 resulted in a downsizing of staff involved with certain projects and a resulting restructuring charge of $150,000 including severance and other benefits paid to terminated employees.

       Interest income for the fiscal year ended June 30, 1996 decreased to $276,570 from $506,316 in the fiscal year ended June 30, 1995. This decrease is primarily the result of cash being used during the year which reduced the cash available for investment during the year.

       Provision for income taxes - current for the fiscal year ended June 30, 1996 increased to $87,900 from $38,000 in the fiscal year ended June 30, 1995. This increase is primarily due to state and local income tax liabilities associated with the Company's profitable licensing subsidiaries.

       Minority interest in licensing activities decreased to $105,760 for the fiscal year ended June 30, 1996 from $199,974 for the fiscal year ended June 30, 1995. This change is the direct result of the change in the profitability of the licensing activities from year to year.

       Net loss for the fiscal year ended June 30, 1996 was $3,700,713, or $0.60 per share (which includes the above-mentioned write-down related to a project and restructuring charge amounting to $2,650,000, or $.43 per share) compared to net income of $1,247,499, or $0.20 per share, in the fiscal year ended June 30, 1995 as a result of the combination of the factors described above. Weighted average shares outstanding for the fiscal year ended June 30, 1996 decreased to 6,177,051 from 6,365,741 in the fiscal year ended June 30, 1995 primarily reflecting the exclusion of outstanding dilutive stock options during the fiscal 1996 loss period.

       Fiscal 1995 as compared to Fiscal 1994

       Production and royalty related revenue for the fiscal year ended June 30, 1995 increased to $15,532,607 from $8,579,761 in the fiscal year ended June 30, 1994 primarily due to the Company recognizing the copyright holder portion of minimum contractual licensing royalties related to a number of The Puzzle Place(R) licensed product categories.

       Licensing agent fee revenue for the fiscal year ended June 30, 1995 increased to $2,349,872 from $334,937 in the fiscal year ended June 30, 1994. This increase is primarily the result of increased fees from Sonic the Hedgehog(TM) and The Puzzle Place(R) properties.

       Production and royalty related expense for the fiscal year ended June 30, 1995 increased to $13,550,150 from $7,017,537 in the fiscal year ended June 30, 1994 primarily due to the increased level of royalty activity related to The Puzzle Place(R) series.
       Licensing agent - direct costs for the fiscal year ended June 30, 1995 increased to $1,184,345 from $676,765 in the fiscal year ended June 30, 1994 primarily due to increased personnel, trade show, travel, telephone and shipping costs, all associated with the growth of the licensing agent operations.

       General and administrative expenses for the fiscal year ended June 30, 1995 increased to $2,168,827 from $1,630,860 in the fiscal year ended June 30, 1994. This increase is primarily the result of higher personnel costs, professional fees, office, facilities and insurance expenses and depreciation and amortization, all associated with the Company's growth.

       Interest income for the fiscal year ended June 30, 1995 increased to $506,316 from $228,761 in the fiscal year ended June 30, 1994. This increase is primarily the result of interest earned over a full year on advances received from several licensees.

       Provision for income taxes - current for the fiscal year ended June 30, 1995 was $38,000. This amount primarily represents the Company's income taxes imposed by state and local authorities. This item was not a factor in the fiscal year ended June 30, 1994.

       Minority interest in licensing activities resulted in a charge in the amount of $199,974 for the fiscal year ended June 30, 1995 compared to a benefit in the amount of $216,577 for the fiscal year ended June 30, 1994. This change is the direct result of the year to year improvement in the profitability of the licensing activities.

       Net income for the fiscal year ended June 30, 1995 was $1,247,499, or $0.20 per share, compared to $34,874, or $0.01 per share, in the fiscal year ended June 30, 1994 as a result of the combination of the factors described above. Weighted average shares outstanding for the fiscal year ended June 30, 1995 increased to 6,365,741 from 6,154,223 in the fiscal year ended June 30, 1994 reflecting the exercise of the remaining warrants from the underwriter's unit purchase option and of employee stock options.

       Fiscal 1994 as compared to Fiscal 1993

       Production and royalties revenue for the fiscal year ended June 30, 1994 increased to $8,579,761 from $3,670,990 in the fiscal year ended June 30, 1993 due to the increased level of production activity related to The Puzzle Place(R) series and Changing Channels, an educational video.

       Licensing agent fee revenue was $334,937 for the fiscal year ended June 30, 1994. These revenues were not a factor in the prior fiscal year as the Company was not in this business prior to its acquisition of Strategy.

       Production and royalties expense for the fiscal year ended June 30, 1994 increased to $7,017,537 from $3,538,159 in the fiscal year ended June 30, 1993 due to the increased level of production activity. However, production expenses as a percentage of revenues declined significantly primarily due to a more profitable mix of projects.

       Licensing agent - direct costs for the fiscal year ended June 30, 1994 were $676,765. These costs were not a factor in the comparable 1993 period as the Company was not in this business prior to its acquisition of Strategy. In addition, the disproportionate increase in these costs, in relation to revenue earned, is the result of the recognition of expenses incurred during the period while deferring licensing agent fee revenue until such time as when the copyright holder contractual commitments with the licensees have been met.

       General and administrative expenses for the fiscal year ended June 30, 1994 increased to $1,630,860 from $950,250. This increase is primarily the result of higher personnel costs, office expenses and depreciation and amortization associated with the Company's growth as well as additional general and administrative expenses associated with the start up of licensing activities and expansion of post-production capabilities in the current fiscal year.

       Write-off of film costs and program rights were not necessary in the fiscal year ended June 30, 1994 compared to a write-off of $269,569 in the fiscal year ended June 30, 1993. The prior year write-offs were primarily associated with projects produced prior to June 30, 1989 and were the result of management redirecting its efforts towards the Company's more current projects.

       Interest income for the fiscal year ended June 30, 1994 increased to $228,761 from $90,165 in the fiscal year ended June 30, 1993. This increase is primarily the result of the additional proceeds from warrant and option exercises being invested.

       Minority interest in licensing activities resulted in a benefit in the amount of $216,577 for the fiscal year ended June 30, 1994. This item was not a factor in the 1993 fiscal year as the Company commenced licensing activities in the current fiscal year.

       Net income for the fiscal year ended June 30, 1994 was $34,874 ($0.01 per share) compared to a net loss of $996,823 ($0.25 per share) in the fiscal year ended June 30, 1993 as a result of the combination of the factors described above. Weighted average shares outstanding for the fiscal year ended June 30, 1994 increased to 6,154,223 from 3,944,010 in the fiscal year ended June 30, 1993 reflecting the exercise of warrants, options and underwriter unit purchase options as well as the inclusion of dilutive common share equivalents.

Liquidity and Capital Resources

      The Company's balance sheet remains in healthy condition with cash and cash equivalents as of June 30, 1996 of approximately $3.4 million, a current ratio of 3.3 to 1 and no long-term debt.

      Cash used in operating activities was approximately $3.9 million for the fiscal year ended June 30, 1996, compared to the use of approximately $3.5 million for the fiscal year ended June 30, 1995. During the fiscal year ended June 30, 1996, a decrease in accounts receivable of approximately $4.4 million was offset by a decrease in deferred revenues of the same amount, resulting in net additions to film and program costs of $3.2 million (excluding project write-down) combined with a net loss of approximately $1.0 million (excluding the fourth quarter adjustments), both of which were partially offset by depreciation and other amortization of approximately $.4 million, to comprise the majority of the cash used in operating activities.

      Cash used in investing activities was approximately $163,000, for the fiscal year ended June 30, 1996, compared to the use of approximately $335,000 for the fiscal year ended June 30, 1995. This use of cash is primarily the result of the Company's continued expansion of Frame Accurate's post-production capabilities.

      As of June 30, 1996, the Company was in the final stages of completing remaining elements associated with the airing of and outreach for the first 65 episodes of The Puzzle Place(R). As a result of the Company's success in attracting significant corporate underwriting grants to the project and after taking into account the portion of project funding expected to be contributed via such agreements and by the Company's partner on the project, KCET, the Company estimates that its remaining contribution will be less than $0.1 million. With respect to The Puzzle Place(R) licensing effort, the Company and KCET have agreed to, and may in the future, extend the license term and payment schedule for certain licensees in order to more closely reflect the anticipated royalty stream generated by those particular categories.

      The Company is completing production and post-production on the initial season of 13 episodes of Backyard Safari(TM), which is being partially funded through a major grant from the National Science Foundation. The Company has been actively pursuing and evaluating additional production funding from potential production partnerships, broadcast license fees, as well as sources of underwriting. Only in the event the Company were to receive no amounts from these sources of outside production funding (a scenario the Company considers unlikely), the Company estimates that its remaining investment required for this project would be between $.5 million and $1.0 million.

      Management believes that its present cash position and overall liquidity will enable the Company to meet its current commitments. Additional capital will be required, however, in order for the Company to aggressively pursue growth opportunities involving production, post-production and licensing-related activities which may arise over the foreseeable future. In December 1995, the Company announced that it had retained Allen & Company as its investment banker to pursue strategic alliances with larger media companies, where the structure of such an alliance could include an equity investment in the Company. On September 11, 1996, the Company announced that it was in the final stages of negotiating a strategic alliance with a large media company which would include a production output arrangement for certain newly developed Lancit shows. Also, citing business opportunities believed to be available to it, the Company decided to no longer pursue its previously announced proposed purchase of a minority stake in EPI Ltd. Management does not expect inflation to have a significant impact on the business. CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and advises readers that this report includes forward-looking statements that involve known and unknown risks and uncertainties which may cause the Company's development and financial performance in future periods to differ materially from anticipated developments and performance expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, among others:

The ability of the Company to secure timely production funding;

      Risks generally associated with the production of a television series and other entertainment products such as (a) the availability of appropriate time slots for children's and family entertainment programming; (b) a serious strike threat that could delay production schedules; (c)
      availability of a star or other key individual(s) associated with production of a series, movie or other project;

      Network and studio acceptance of television and motion picture projects; pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channel; and the effects of vertical integration of companies in the media and entertainment industry, the effects of which could be to reduce the opportunities for independent producers, suppliers and distributors;

      Less than anticipated consumer acceptance of entertainment projects or licensed products, and factors affecting the life cycle of entertainment projects and licensed products;

      Underutilization of the Company's post-production facilities resulting from, among other things, production slowdowns or inefficiencies;

      Difficulties or delays in the development, production and marketing of entertainment projects and/or licensed products, including, but not limited to, a failure to complete production of new projects when anticipated and failures related to another party's inability to perform, which could, for example, affect the licensees' ability to manufacture, or consumer demand for, licensed products;

      Non-renewal of annual contracts with production-related customers; and

      The ability of the Company to successfully negotiate and enter into agreements to acquire rights, develop, produce, market and distribute entertainment and licensing projects.

      The  effects  of,  and  changes  in,  consumer  tastes,  economic  and tax policies, social and economic conditions, and laws and regulations, including governmental action or legal proceedings relating to intellectual property rights and intellectual property licenses and the adoption of new, or changes in, accounting policies.


Item 8.     Financial Statements and Supplementary Data

       See financial statements set forth in Item 14 of this annual report.

Item 9.    Changes in and  Disagreements  with Accountants on
           Accounting and Financial Disclosure

       None

- -----------------------------------------------------------------------
                               PART III
- -----------------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrant

       The directors and executive officers of the Company are:

Name               Age   Position
Cecily Truett      47    Chairman of the Board of Directors, Chief
                         Executive
                           Officer and Director
Laurence A. Lancit 48    President, Chief Operating Officer and
                         Director
Gary M. Stein      39    Executive Vice President - Corporate
                         Development
Orly  Wiseman      38    Senior Vice President - Production
Gary  Appelbaum    38    Senior Vice President,  Chief Financial
                         Officer  and Treasurer
Arlene J. Scanlan  41    President, Strategy
Marjorie Kaplan    41    Senior Vice President - Marketing and Sales
Jane M. Abernethy  39    Vice  President - Legal and Business Affairs
Noel Resnick       45    Senior Vice  President - Development
David Michaels     33    Vice  President - Motion Pictures
Marc L. Bailin     44    Secretary and Director
Joseph Kling       65    Director
John R. Costantino 50    Director

       Each of the directors serves from the date of election until the next annual meeting of stockholders and until a successor is elected and qualified. Each of the officers serves at the discretion of the Board of Directors from the date of election until the next annual meeting of the Board of Directors and until a successor is elected and qualified.

       CECILY TRUETT is a co-founder of the Company and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since March 1989. From the Company's inception in 1979 through March 1989, Ms. Truett served as Executive Vice President of the Company. From 1978 to 1979, Ms. Truett was Project Director of Books and Broadcasting For Children, an international symposium in
children's  media.   Between  1974  and  1978,  she  was  an  associate
producer/producer for South Carolina Educational Television Network ("SCET"). Ms. Truett has served as a Blue Ribbon panelist for the Emmy Awards and as a judge at the Prix Jeunesse International Awards for children's programs. Ms. Truett has also
written  an  Emmy  Award-winning  episode  of  Reading  Rainbow(R).   Ms.
Truett is  the wife of  Laurence A. Lancit.

       LAURENCE A. LANCIT is co-founder of the Company and has served as President, Chief Operating Officer and as a Director of the Company since its inception in 1979, as well as Treasurer through June 1995. From 1977 to 1979, he was a producer/director for the Network for Continuing Medical Education, a major distributor of medical information productions to hospitals nationwide. From 1971 to 1977, Mr. Lancit was a producer/director for SCET, a PBS affiliate. During this period, his credits included Director of "Lowell Thomas Remembers", a series of 44 half hours, and "10 Years of Firing Line" with William F. Buckley Jr. In June 1992, Mr. Lancit received a 1992 Daytime Emmy Award as Best Director In A Children's Series for his efforts on Reading Rainbow(R). Mr. Lancit is the husband of Cecily Truett.

       GARY M. STEIN has served as Executive Vice President Corporate Development since March 1990 and has acted as a financial consultant to the Company since March 1988. From 1987 to 1989, Mr. Stein served as an independent financial consultant to a wide variety of media and entertainment industry clients, assisting them with their corporate development needs. From 1984 to 1987, Mr. Stein was Senior Analyst - Investment Banking at Rosenkrantz Lyon & Ross, a NYSE member brokerage firm now known as Josephthal Lyon & Ross, where he helped form the firm's corporate finance division and serviced many of its corporate clients. From 1980 to 1984, he served as Rosenkrantz' Growth Stock Analyst.

       ORLY WISEMAN has been supervising producer of Reading Rainbow(R) since 1982 and in April 1993 was promoted to Senior Vice President Production from Vice President - Production. During her tenure, the series has been the recipient of every major award in children's programming, including nine Emmys, the Prix Jeunesse International and the Peabody. Prior to joining the Company, Ms. Wiseman served as producer for Hearst/ABC Cable and a variety of commercial television projects.

       GARY APPELBAUM, who joined the Company as Vice President and Controller in October 1992, became a Senior Vice President and the Chief Financial Officer in October 1993. In June 1995, he became the Treasurer as well. Mr. Appelbaum worked for Madison Square Garden Corporation from 1989 to 1992, first as Assistant Controller and then as Vice President and Controller. Prior to that, Mr. Appelbaum worked for Four M Manufacturing as Corporate Controller from 1988 to 1989. Mr. Appelbaum is a C. P. A. and received a Masters in Business Administration from New York University in 1987.

       ARLENE J. SCANLAN has been president of Strategy since its inception in April 1991. From 1984 to 1991, Ms. Scanlan was Vice President of Licensing and Merchandising at United Media where she was responsible for the licensing and marketing of such classic properties as "Garfield" and "Snoopy". Prior to that, Ms. Scanlan created and implemented the in-house licensing and merchandising division at Marvel Comics.

       MARJORIE KAPLAN joined the Company in March 1994 as Vice President-Marketing and Sales and in March 1995 became a Senior Vice President. Prior to that Ms. Kaplan was Director of Advertising for Kraft General Foods where she had responsibilities in the area of brand positioning, advertising and strategy. Before that Ms. Kaplan was Vice President, Account Supervisor at Ogilvy & Mather where her clients included General Foods, TWA and AT&T. Additionally, Ms. Kaplan has worked in television program development as a consultant to Warner Amex.

       JANE M. ABERNETHY, Vice President - Legal & Business Affairs, joined the Company in October 1995. Ms. Abernethy was an associate with the entertainment law firm of Frankfurt, Garbus, Klein & Selz, P.C. from April 1991 through September 1995. From September 1986 through March 1991, Ms. Abernethy was a corporate associate with the firm now known as Kramer, Levin, Naftalis & Frankel. Ms. Abernethy is a graduate of New York University School of Law (J.D.) and Princeton University (A.B.). She serves on the Board of Directors of Cause Effective, Inc., a non-profit technical assistance provider to other non-profits.

       NOEL RESNICK, Senior Vice President - Development, joined the Company in February 1996. Ms. Resnick has been an award winning independent producer of children's and family entertainment since 1986. In addition to developing and producing both live action and animation for network and cable television, she produced the critically acclaimed film The Little Kidnappers (1990 - recipient of the Banff Television Festival "Rockie" Award for Best Children's Program of
1991) as well as the highly rated trilogy of Not Quite Human movies (1987,1989,1992) for Disney. Other recent Executive Producing credits include the animated ABC Weekend Special The Magic Flute (1994), ABC Afterschool Special Magical Makeover (1994), CBS Storybreak wraparounds (1993) and the CBS Schoolbreak Special But He Loves Me (1991). Her production of the 100th ABC Afterschool Special The Gift of Amazing Grace was awarded the 1987 NAACP Image Award for Best Children's Special. From 1976 - 1986 she served in several executive positions at ABC Television in the children's and family programming arena where she was responsible for the development and production of ABC's Afterschool Specials, Weekend Specials, primetime family specials and Saturday morning series.

      DAVID MICHAELS, Vice President - Motion Pictures, joined the Company in March 1996. From 1994 through February 1996, Mr. Michaels developed motion picture projects for Le Bad, Incorporated, the production company for director Russell Mulcahy (Highlander, Ricochet, The Shadow). Concurrently, as an independent producer through his own company, Good Medicine Films, Inc., Mr. Michaels developed a number of projects including Lenya which is now being developed as a joint venture between Largo Entertainment and BMG for a biographical motion picture, based upon the life of German composer Kurt Weill, which is expected to be directed by Michael Ballhaus (cinematographer for films directed by Martin Scorsese and Robert Redford). From 1992 through 1994, Mr. Michaels worked as a writer/producer with Media, Incorporated, a television and commercial production company. In addition, during 1991 to 1995, Mr. Michaels worked as a freelance editor for the New York Times creating advertorial sections for the paper. Prior to that, Mr. Michaels was a story editor for Lorimar-Telepictures.

       MARC L. BAILIN has served as Secretary and as a Director of the Company since the Company's inception in 1979. He is a senior partner of Rubin, Bailin, Ortoli, Mayer, Baker & Fry LLP and has been engaged in the practice of entertainment and corporate law in New York and California for nineteen years. Mr. Bailin has served as the line production attorney for the Reading Rainbow(R) series since its creation and has served as Executive Producer of nine feature length action motion pictures. Mr. Bailin is also a Director and founder of Virtu Management Group, Ltd., a business management and financial affairs firm for a variety of leading motion picture, prime-time television and daytime television personalities. Mr. Bailin attended New York University and Boston University Schools of Law (J.D.) as well as Columbia University Graduate School of Business (M.B.A.) and Yale College (B.A.).

       JOSEPH KLING has served as a Director of the Company since 1993. From 1985 to 1989, Mr. Kling was Vice Chairman and President of View Master Ideal Group. From 1989 - 1991, he was President of Sharon Industries, Inc., a manufacturer and distributor of toy products. Since 1991, he has been President of PAMSCO Inc., a consulting company. Mr. Kling is on the Board of Directors of Russ Berrie & Co., a New York Stock Exchange-listed designer and marketer of gift products worldwide.

       JOHN R. COSTANTINO has served as a Director of the Company since May 1995. From 1978 to 1984, Mr. Costantino was a Senior Tax Partner at Touche Ross & Co. where he served as Managing Tax Partner of the firm's New York practice. From 1984 to 1985, he was President and Managing Director of Integrated Acquisition Corporation. From 1985 to 1987, he was Senior Executive Vice President and Chief Operating Officer of Conair Corporation. Since 1987 he has been a private investor and is presently a Principal of Walden Partners Ltd. Mr. Costantino is a member of the Board of Directors of Brooklyn Bancorp Inc. (the holding company for Crossland Federal Savings Bank), a Trustee of the General Electric Company's family of funds and is also a director of a number of domestic and international companies. He is an attorney and certified public accountant admitted to practice in New York State.

Section 16(a) Beneficial Ownership Reporting Compliance

       Under United States securities laws, the Company's directors and officers and persons who own more than ten percent of the Common Stock are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended June 30, 1996, all filing requirements under section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") applicable to its directors and officers and holders of more than 10% of its Common Stock were complied with except for the filing of Form 3 by Mr. Michaels, the filing of Form 4 by Mr. Kling, Mr. Lancit and Ms. Truett and the filing of Form 4 for four transactions by Ms. Wiseman.

Item 11.    Executive Compensation

       The following table sets forth the aggregate cash compensation paid or accrued by the Company for services rendered during the three fiscal years ended June 30, 1996, 1995 and 1994 to the Company's chief executive officer and the four other most highly compensated executive officers to whom aggregate annual compensation (salary and bonus) exceeded $100,000 (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                                                      Securities
                        Year                                   Underlying
Name and                Ended                       Other      Options/SARs
Principal               June 30,  Salary   Bonus  Compensation
Positions                                                       (#)

Cecily Truett             1996   $146,600 $10,665     $26,051     -
(Chief Executive          1995    133,300   2,000      43,357     -
Officer                   1994    122,519   2,000       7,759     -
 and   Chairman  of  the
Board)

Laurence A. Lancit        1996   $146,600 $10,665     $36,575     -
(President and Chief      1995    133,300   2,000      23,744     -
 Operating Officer)       1994    122,519   2,000      20,317     -


Arlene                J.  1996  $133,665  $10,665      $4,070     -
Scanlan                   1995   125,000    2,000       3,810   5,000
(President of Strategy)   1994   100,000    2,000          -   25,000


Orly Wiseman              1996  $123,625 $10,665       $3,969  32,500
(Senior Vice President -  1995   111,250   2,000        3,397  15,000
  Production)             1994   98,125    1,750        1,500  17,500


Marjorie Kaplan           1996  $108,848 $10,665      $43,180  57,500
(Senior  Vice  President  1995    80,415               22,001  15,000
- -              Marketing  1994    23,949   2,000        5,987  25,000
and Sales)
                                       -

        In October 1995, the Company entered into employment agreements, covering the term October 1, 1995 - October 1, 1998, with its Chairman of the Board and Chief Executive Officer and its President and Chief Operating Officer. Each agreement calls for a base annual salary starting at $150,000 for the first year. The base salary of each of the remaining two years of the agreements increases by a minimum of the annual increase in the consumer price index with the actual amount of the increase being determined by the Board of Directors. These individuals are eligible to participate in the Company's incentive bonus plan. In addition, the Chief Executive Officer and Chairman of the Board was one of the individuals responsible for creating The Puzzle Place(R) and, according to the agreement with the Writers Guild of America, is entitled to receive a share, which amounted to $19,803 and $34,830 for fiscal 1996 and 1995, respectively, of the royalties associated with the licensing of that property.

       The Company, at the time of the acquisition of Strategy, entered into a three year employment agreement, effective July 1, 1993, with the President of Strategy. The agreement provided for a base salary of $125,000 in fiscal 1996. In addition, the agreement called for this individual to receive, on an annual basis, a performance bonus equal to a set percentage of certain established, annually increasing levels of Strategy's pretax income. Also, at the time of the acquisition, this individual was granted options to purchase 25,000 shares of the Company's common stock, all of which are currently exercisable. This employee is eligible to participate in the incentive bonus plan. Following the expiration of the agreement, this individual's employment was continued without an employment agreement at the existing base salary.

       On March 16, 1994, the Company entered into a two year employment agreement with its Senior Vice President - Marketing and Sales. The agreement called for a base salary of $80,000 as well as an annual non-refundable advance against commissions in the amount of $20,000 per year. During fiscal 1996, this individual's base annual salary was increased to $100,000 retroactively to March 16, 1995. Also, under the terms of the agreement this individual was granted the following options under the 1990 Plan: (a) at the commencement of the agreement, options covering 25,000 shares of common stock; (b) on the first anniversary of the agreement, options covering 10,000 shares of common stock; and (c) on the second anniversary of the agreement, options covering 10,000 shares of common stock, all of which are currently exercisable. Also, this employee is eligible to participate in the incentive bonus plan. Following the expiration of the two year agreement, this individual's employment was continued without an employment agreement at a base salary of $107,500 and with the same annual non-refundable advance against commissions.

       Under the incentive bonus plan referred to in this section, officers, as a group, receive a bonus of 5% of pretax income (before bonus), for the fiscal year, provided that (i) pretax income (before bonus) for such fiscal year is at least $250,000, (ii) net income for such fiscal year exceeds net income for the prior fiscal year and (iii) net income is at least $.05 per share (adjusted for stock splits and stock dividends), on a fully diluted basis. There was no accrual under this plan for fiscal 1996.

Common Stock Options

       In July 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") covering 200,000 shares of the Company's Common Stock, which was increased, over the years, to 1,000,000 shares, pursuant to which officers, directors, consultants and employees of the Company are eligible to receive non-qualified, or to the extent allowed, incentive stock options. The 1990 Plan, which expires on July 19, 2000, is administered by the Compensation Advisory Committee (the "Advisory Committee") of the Board of Directors. To the extent permitted under the express provisions of the 1990 Plan, the Advisory Committee has authority to determine the selection of participants, allotment of shares, price and other conditions of purchase of options and administration of the 1990 Plan in order to attract and retain persons instrumental to the success of the Company. Stock options granted under the 1990 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

       In December 1994, the Company adopted the 1994 Non-Employee Director Non-Qualified Stock Option Plan (the "1994 Plan") authorizing the issuance of options covering 45,000 shares of the Company's common stock. Non-employee Directors of the Company are eligible to participate in the 1994 Plan. The 1994 Plan provides that each non-employee Director shall be granted 3,000 options on the day of their initial appointment and annually thereafter on the day of their re-election. The exercise price per share for each option granted will be the fair market value of the shares on the date of grant. Each option is exercisable one year from the date of grant and expires no later than ten (10) years from the date of grant.

       The following table sets forth all grants of stock options during the fiscal year ended June 30, 1996 to the Named Executive Officers. The Company has not issued any SARs.

                  Option/SAR Grants In Last Fiscal Year

                                                           Potential
                                                      Realizable Value at
                                        Individual   Assumed Annual Rates
                               Grants                         of
                                                           Stock Price
                                                        Appreciation1
                             % of
                 Number      Total
                 of         Options
                 Securities Granted   Exercise
                 Underlying    to     or Base  Expiration 0%($)  5% ($) 10% ($)
                 Options    Employees Price
                  Granted   in Fiscal   ($)      Date

                            Year
Cecily Truett         -        -         -         -        -       -      -
Laurence A.           -        -         -         -        -       -      -
Lancit
Arlene J.             -        -         -         -        -       -      -
Scanlan
Orly Wiseman      17,500     4.6%     10.94     12-20-05    -   120,374 305,052
                  15,000     3.9%      9.38     03-14-06    -    88,438 224,120

Marjorie Kaplan   17,500     4.6%     10.94     12-20-05    -   120,374 305,052
                  10,000     2.6%      9.38     03-13-00    -    20,204  43,509
                  30,000     7.8%      9.38     03-14-06    -   176,877 448,240

- ---------------------

1 The dollar amounts under these columns are the result of calculations at 0% and at the 5% and 10% rates set by the Securities and Exchange
      Commission for the maximum option term and therefore are not intended to and may not accurately forecast possible future appreciation, if any, in the price of the Company's Common Stock.













       The following table sets forth information with respect to options exercised by each of the Named Executive Officers during the fiscal year ended June 30, 1996 and the number and value of their unexercised options as of June 30, 1996.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                        Number of         Value of
                                       Securities       Unexercised
                                       Underlying       In-the-Money
                                      Unexer- cised      Options at
                                       Options at     Fiscal Year End
                                        Fiscal Year
                                        End (#)            ($)1
                  Shares    Value
                           Realized             Unexer-             Unexer-
       Name      Acquired     ($)   Exercisable cisable Exercisable cisable
                    on
                 Exercise
                    (#)
Cecily Truett         -         -        -         -         -         -
Laurence A.           -         -        -         -         -         -
Lancit
Arlene Scanlan        -         -      21,667    8,333       -         -
Orly Wiseman       6,000    54,000     47,500   17,500    34,688    13,125
Marjorie Kaplan       -         -      80,000   17,500    92,500    13,125
- ---------------------

1 The value of unexercised options was determined based upon the average of the closing bid and closing ask price of the Company's Common Stock on June 30, 1996.

       On January 1, 1994, the Company adopted a combined 401K Savings and Profit Sharing Plan (the "Plan"). The Plan provides for immediate eligibility for all employees of the Company as of January 1, 1994 and eligibility after completion of six months of service for all employees of the Company whose employment commenced after January 1, 1994. The 401K Savings portion of the Plan provides for an employer match which is determined on an annual basis. For calendar years 1996, 1995 and 1994, the Company declared a match of 50% of the first 6% of any employee elective deferrals. The Profit Sharing portion of the Plan provides for an employer discretionary contribution, on an annual basis, which is reduced by any 401K employer match already received. For calendar years 1996, 1995 and 1994, the Company declared a profit sharing contribution in the amount of 3% of eligible compensation reduced by any 401K employer match already received.

Compensation Committee Interlocks and Insider Participation

       Laurence A. Lancit, the Company's President, serves on the Compensation Committee of the Board of Directors (the "Compensation Committee") and on the Compensation Advisory Committee which administers the 1990 Plan. Cecily Truett, the Company's Chairman, also serves on the Compensation Advisory Committee. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

       The Compensation Committee has the authority and responsibility for approving the overall compensation strategy for the Company and reviewing and making recommendations to the Board of Directors with respect to the Company's executive compensation. See "Common Stock Options" for a description of the Compensation Advisory Committee. The Compensation Committee is comprised of two outside Directors, Marc L. Bailin and John R. Costantino, and a Named Executive Officer and Director, Laurence A. Lancit. The Compensation Advisory Committee is comprised of Marc L. Bailin, Laurence A. Lancit and Cecily Truett.

       General Compensation Policy. The Compensation Committee's overall policy is to offer the Company's executive officers unique and competitive compensation opportunities. The Company uses stock options as a form of compensation to retain key personnel while maintaining salary levels which the Compensation Committee believes are lower than industry norms. The Compensation Committee's objectives are (i) to create a performance-oriented environment with variable compensation based upon the achievement of annual and longer-term business results; and (ii) to focus management on maximizing shareholder value through stock option based compensation.

       The Compensation Committee is authorized (i) to establish and maintain compensation guidelines for salaries and merit pay increases throughout the Company; and (ii) to make specific recommendations to the Board of Directors concerning the compensation of executive officers of the Company, including the Chief Executive Officer.

       Chief Executive Officer Compensation. Compensation paid by the Company to the Chief Executive Officer of the Company is determined in accordance with the general compensation policy of the Company set forth above. For the three years ended September 30, 1995, Ms. Truett's salary was paid pursuant to an existing employment agreement. The compensation provisions of the renewal of her employment agreement were based on a number of factors, including her experience as Chairman of the Board and Chief Executive Officer of the Company, her performance as such for the Company since its inception in 1979 and compensation levels for other chief executive officers in companies of similar size, business and complexity. The policies and programs initiated by Ms. Truett and the Company's President and Chief Operating Officer, Laurence A. Lancit, since the Company's inception have resulted in the growth and success of the Company. No specific quantitative value was assigned to these factors in determining Ms. Truett's compensation.

       Ms. Truett's bonus paid in fiscal 1996 consisted of an equal share of the total amount available, for fiscal 1995 performance, to all individuals eligible to participate in the Company's incentive bonus plan during fiscal 1995 as well as an amount equal to her 1994 calendar year end bonus. There was no accrual under the incentive bonus plan based on fiscal 1996 performance.

                              Submitted by:

    Compensation Committee of the
          Board of Directors            Compensation Advisory Committee
Marc L. Bailin    Laurence A. Lancit  Marc L. Bailin   Laurence A. Lancit
         John R. Costantino                     Cecily Truett

            The graph set forth below shows, for the period from June 30, 1991 through June 30, 1996, the cumulative total return of the common stock of the Company, as compared with a broad equity market index, in this case, the NASDAQ Market Index, and with a published industry index, in this case, MG Industry Group 471 - Motion Picture Production, Distribution and Theaters as published by Media General Financial Services.

      COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE COMPANY,
                 NASDAQ MARKET INDEX AND MG GROUP INDEX1

[Line graph with the following plot points]

                                           FISCAL YEAR ENDING
                        --------------------------------------------------
                         1991     1992    1993    1994     1995    1996

Lancit Media              100    221.43   671.43  785.71  942.86   657.14
Productions
NASDAQ Market Index       100    107.75   132.27  145.04  170.11   214.14
MG Group Index            100    121.18   145.93  148.51  189.34   214.21

1 Assumes $100 invested on June 30, 1991 and assumes dividends reinvested. As of Fiscal year ended June 30, 1996.
Item 12.    Security   Ownership  of  Certain   Beneficial  Owners  and
Management

       The following table sets forth, as of September 9, 1996, the ownership of the Company's Common Stock held by (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers and
(iv) all of the Company's directors and officers as a group. As of such date, the Company had 6,188,634 shares of Common Stock issued and outstanding. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group is presented in accordance with Rule 13d-3 of the Securities and Exchange Commission and includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options within 60 days. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all securities listed.

                           SECURITY OWNERSHIP
                                                    Number of    Percent
                                                     Shares      of
                                                  Beneficially    Class

                                                     Owned        (%)

Laurence A. Lancit............................        1,149,238 2  18.6%
Cecily Truett.................................        1,149,238 2  18.6%
Marjorie Kaplan...............................           80,000 3   1.3%
Arlene J. Scanlan.............................           61,667 3   *
Orly Wiseman..................................           61,000 4   *
John R. Costantino............................           26,400 5   *
Marc L. Bailin................................           24,000 6   *
Joseph Kling..................................            5,000 3   *
All Directors and Officers as a Group (12             1,610,905 3  24.6%
persons)1.....................................

*     Less than 1%

1 Address is c/o Lancit Media Productions, Ltd., 601 West 50th Street, New York, New York 10019 for all officers and directors.

2 Laurence A. Lancit and Cecily Truett are husband and wife. Includes (i) 560,653 shares of Common Stock held by the named individual's spouse, 2,932 held by the named individual's children and 25,000 shares held by a trust for the benefit of the named individual's children, and (ii) 560,653 shares of Common Stock held by the named individual. Each named individual disclaims beneficial ownership of the shares held by the spouse.

3 Includes options to purchase the following number of shares: Marjorie Kaplan - 80,000, Arlene J. Scanlan - 21,667, Joseph Kling - 3,000, all Officers and Directors as a group - 352,567.

4 Includes options to purchase 7,500 shares owned by Mr. Ed Wiseman, Ms. Wiseman's husband, in which options Ms. Wiseman disclaims any beneficial interest, and options to purchase 47,500 shares owned by Ms. Wiseman.

5 Includes options to purchase 13,400 shares owned by Walden Partners, Ltd., of which Mr. Costantino is a vice president, director and principal, and options to purchase 3,000 shares owned by Mr. Costantino.

6 Includes 15,000 shares owned by Marie Valdes, M.D., wife of Mr. Bailin, in which shares Mr. Bailin disclaims any beneficial interest, and options to purchase 3,000 shares owned by Mr.
      Bailin.


Item 13.    Certain Relationships and Related Transactions

       The Company's general counsel is Rubin, Bailin, Ortoli, Mayer, Baker & Fry, LLP of which Marc L. Bailin is a partner. The Company paid legal fees of $121,157, $135,140 and $113,965 to Rubin, Bailin, Ortoli, Mayer, Baker & Fry, LLP and its predecessor firm, for the years ended June 30, 1996, 1995 and 1994, respectively.

       The Company has entered into an arrangement with Walden Partners, Ltd. ("Walden"), pursuant to which Walden will provide the Company with regular and customary consulting advice involving matters relating to the Company's internal operations, corporate transactions and financial markets. The arrangement has a term commencing October 20, 1995 and ending October 31, 1996. Pursuant to the arrangement, the Company pays Walden a monthly fee of $833.34 and has granted Walden an option under the 1990 Plan to purchase 13,400 shares of Common Stock with an exercise price equal to the market price of the Common Stock on and expiring five years from the date the term commenced. John R. Costantino is a vice president, director and principal of Walden.

- -----------------------------------------------------------------------
                                PART IV
- -----------------------------------------------------------------------

Item 14. Exhibits,  Financial  Statement  Schedules and Reports on Form
8-K

(a)(1)
Financial Statements                                          Page

         Independent Auditors' Report                         F-2

         Consolidated Balance Sheet - June 30, 1996 and 1995  F-3

         Consolidated Statement of Operations - Years Ended
           June 30, 1996, 1995 and 1994                       F-4

         Consolidated Statement of Stockholders' Equity Period from July 1, 1993 through June 30, 1996 F-5

         Consolidated Statement of Cash Flows - Years Ended
           June 30, 1996, 1995 and 1994                       F-6

         Notes to Consolidated Financial Statements           F-7

(a)(2)   Financial Statement Schedules

         No schedules are submitted because none are applicable or they are not required or because the required information is not material or is included in the financial statements or the notes thereto.

(b)   Reports on Form 8-K

         Not Applicable

(c)   Exhibits

     3.1 Certificate of Incorporation of the Registrant, as amended (Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference.)

     3.2 By-Laws of the Registrant, as amended (Filed as Exhibit 3.4 to Amendment No. 1 to the Registrant's
         Registration Statement No. 33-40701-NY on Form S-18 and incorporated herein by reference.)



(c)   Exhibits (cont'd.)

   10.1  Employment Agreement with Laurence A. Lancit.

   10.2  Employment Agreement with Cecily Truett.

   10.10 Form of Merger and Acquisition Agreement between the Registrant and GKN Securities Corp. (Filed as Exhibit
         10.9 to the Registrant's Registration Statement No. 33-40701-NY on Form S-18 and incorporated herein by reference.)

   10.11 Leases for premises at 601 W. 50th St.,  New York,  NY
         (Filed   as   Exhibit   10.1   to   the   Registrant's
         Registration Statement No. 33-40701-NY on Form S-18 and incorporated herein by reference.)

   10.12 1990 Stock Option Plan,  as amended  through  December,  1995 (Filed as
         Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference.)

   10.13 1994 Non-Employee Director Non-Qualified Stock Option Plan, as amended through December, 1995 (Filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference.)

   10.16 Incentive Bonus Plan (See the description thereof appearing in the paragraph immediately preceding the caption "Common Stock Options" in
         Item 11.)

   10.18 Consulting Agreement with Walden Partners, Ltd.

   21 Subsidiaries of the Registrant (Filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.)

   23    Consent of Feldman Radin & Co., P.C.

               LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS






                                                       PAGE
                                                      NUMBER

INDEPENDENT AUDITORS' REPORT                           F-2

CONSOLIDATED BALANCE SHEET                             F-3

CONSOLIDATED STATEMENT OF OPERATIONS                   F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY         F-5

CONSOLIDATED STATEMENT OF CASH FLOWS                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-7-18























                                       F-1

                                       F-2
                       INDEPENDENT AUDITORS' REPORT


To The Stockholders and
   Board of Directors of
Lancit Media Productions, Ltd.


      We have audited the accompanying consolidated balance sheets of Lancit Media Productions, Ltd. and Subsidiaries as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancit Media Productions, Ltd. and Subsidiaries as of June 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




                                      /s/ Feldman Radin & Co., P.C.
                                    Certified Public Accountants

New York, New York
August 28, 1996






                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                            June 30,
                                                  ------------------------------
                                                      1996             1995
                                                  --------------   -------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     3,358,230  $    7,395,238
  Accounts receivable                                 2,683,433       5,811,788
  Film and program costs, net                         5,527,106       4,600,483
  Prepaid expenses                                      268,175          81,867
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                 11,836,944      17,889,376

ACCOUNTS RECEIVABLE - NON-CURRENT                     1,378,078       3,105,670

PROPERTY AND EQUIPMENT, NET                             832,606       1,060,878

GOODWILL, NET                                           279,754         296,206

DEPOSITS                                                 60,784          43,728
                                                  --------------   -------------

TOTAL ASSETS                                    $    14,388,166  $   22,395,858
                                                  ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $       732,158  $      411,657
  Participations payable                              1,199,991         906,363
  Deferred revenue                                    1,651,279       5,131,240
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             3,583,428       6,449,260
                                                  --------------   -------------

PARTICIPATIONS PAYABLE - NON-CURRENT                    598,461       1,220,148
                                                  --------------   -------------

DEFERRED REVENUE - NON-CURRENT                          828,713       1,767,059
                                                  --------------   -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                        94,056         (11,704)
                                                  --------------   -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,187,634 shares at June 30, 1996 and
      6,157,634 shares at June 30, 1995                   6,188           6,158
  Additional paid-in capital                         12,579,402      12,566,306
  Retained earnings (accumulated deficit)            (3,302,082)        398,631
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                            9,283,508      12,971,095
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    14,388,166  $   22,395,858
                                                  ==============   =============

                See notes to consolidated financial statements.

                                      F - 3

                 LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                    Year ended June 30,
                                           -------------------------------------
                                               1996         1995         1994
                                           -----------   ----------   ----------
REVENUES:
  Production and royalties                $  6,812,975  $ 15,532,607 $ 8,579,761
  Licensing agent fees                       2,248,238    2,349,872      334,937
                                           -----------   ----------   ----------

                                             9,061,213    17,882,479   8,914,698
                                           -----------   ----------   ----------

OPERATING EXPENSES:
  Production and royalties                   6,580,666    13,550,150   7,017,537
  Licensing agent - direct costs             1,175,699     1,184,345     676,765
  General and administrative                 2,438,471     2,168,827   1,630,860
  Write-down related to project and          2,650,000        --           --
    re-structuring charge                  -----------   ----------   ----------

                                            12,844,836    16,903,322   9,325,162
                                           -----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS               (3,783,623)      979,157   (410,464)

INTEREST INCOME - NET                          276,570       506,316     228,761
                                           -----------   ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST      (3,507,053)    1,485,473    (181,703)

PROVISION FOR INCOME TAXES - CURRENT          (87,900)      (38,000)      --

MINORITY INTEREST                            (105,760)     (199,974)     216,577
                                           -----------   ----------   ----------

NET INCOME (LOSS)                        $ (3,700,713)  $ 1,247,499  $    34,874
                                           ===========   ==========   ==========

NET INCOME (LOSS) PER SHARE            $        (0.60)        0.20         0.01
                                           ===========   ==========   ==========

WEIGHTED AVERAGE SHARES                     6,177,051     6,365,741    6,154,223
                                           ===========   ==========   ==========












                See notes to consolidated financial statements.

                                      F - 4





                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                            Retained
                                                Additional  Earnings    Total
                               Common Stock      Paid-in   (Accumu-     Stock-
                             -----------------               lated      holers'
                             Shares    Amount    Capital    Deficit)    Equity
                            --------  -------  ----------  --------- -----------

BALANCE - July 1, 1993       4,455,322$ 4,455  $5,617,874 $ (883,742) $4,738,587

Shares issued in connection
 with exercise of options and
  warrants (net of exp       1,591,312  1,592   6,597,803      --      6,599,395
Shares issued in connection
 with acquisition               55,000     55     185,570      --        185,625
    Net income                    --      --        --         34,874     34,874
                              -------- -------  ----------  --------- ----------

BALANCE - June 30, 1994     6,101,634  6,102   12,401,247  (848,868)  11,558,481

Shares issued in connection
 with exercise of options and
  warrants (net of expe         56,000     56     165,059      --        165,115
Net income                        --       --        --     1,247,499  1,247,499
                              --------  ------- --------- ----------  ----------

BALANCE - June 30, 1995      6,157,634   6,158  12,566,306    398,631 12,971,095

Shares issued in connection with
 exercise of options (net
  of expenses)                 30,000      30      13,096      --         13,126
Net loss                         --       --         --   (3,700,713)(3,700,713)
                            --------  -------  ----------  ---------  ----------

BALANCE - June 30, 1996     6,187,634  $6,188 $12,579,402 $(3,302,082)$9,283,508
                            ========  =======  ==========  =========  ==========

















                See notes to consolidated financial statements.

               LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Year ended June 30,
                                                  ------------------------------
                                                    1996      1995       1994
                                                  --------- ---------  ---------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (3,700,713) 1,247,499 $  34,874
                                                --------- ---------  ---------
Adjustments  to  reconcile  net  income  (loss)  to  net  cash  from   operating
 activities:
  Amortization of film and program costs        3,869,945  6,334,297 4,695,339
  Write-down related to project                 2,500,000      -          -
  Depreciation and other amortization             407,313    348,615   214,857
  Minority interest                               105,760    199,974  (211,677)

Changes in operating assets and liabilities:

(Increase) decrease in accounts
  receivable - current                          3,128,355 (3,796,488)(1,317,300)
(Increase) decrease in accounts
  receivable - non-current                      1,227,792 (3,105,670)     --
Additions to film and program costs            (7,076,993)(8,557,597)(5,878,777)
(Increase) decrease in prepaid expenses          (186,308)   (24,491)   (18,529)
(Increase) decrease in deposits receivable        (17,056)     2,185      3,701
Increase (decrease) in accounts payable
  and accrued expenses                            320,501      6,440   (212,832)
Increase (decrease) in participations
  payable - current                               293,628    906,363      --
Increase (decrease) in participations
  payable - non-current                          (341,462) 1,220,148      --
Increase (decrease) in deferred
  revenue - current                            (3,479,961) 1,611,401  2,912,751
Increase (decrease) in deferred
  revenue - non-current                          (938,346)   111,921  1,655,138
                                                 --------- ---------  ---------
                                                 (186,832)(4,742,902) 1,842,671
                                                 --------- ---------  ---------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES   (3,887,545)(3,495,403) 1,877,545
                                                 --------- ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (162,589)  (334,680)  (877,245)
  Net cash acquired in acquisition                   --        --        33,889
                                                  --------- ---------  ---------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES     (162,589)  (334,680)  (843,356)
                                                  --------- ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         13,126    165,115  6,599,395
                                                  --------- ---------  ---------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES       13,126    165,115  6,599,395
                                                  --------- ---------  ---------

NET INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (4,037,008)(3,664,968) 7,633,584

CASH AND CASH EQUIVALENTS - beginning of year   7,395,238 11,060,206  3,426,622
                                                   --------- ---------  --------

CASH AND CASH EQUIVALENTS - end of year       $ 3,358,230  7,395,238 $11,060,206
                                                  ========= =========  =========

CASH PAID DURING THE YEAR FOR:
  Income taxes                                  $   35,867 $  14,684   $    --
                                                  ========= =========  =========




                See notes to consolidated financial statements.

                                      F - 6


         LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lancit Media Productions, Ltd. and Subsidiaries (the "Company") includes Lancit Media Productions, Ltd. ("Lancit"), its wholly-owned subsidiaries Frame Accurate, Inc. ("Frame") and Lancit Copyright Corp. ("LCC") and its 85% owned subsidiary, The Strategy Licensing Company, Inc. ("Strategy").

Lancit is engaged in the acquisition and development of properties for, and the production of high quality "franchise" - based television series and made-for-television and feature motion pictures for children and family-oriented audiences.

Frame is a provider of post production services which include personnel, facilities, graphics and dubbing as well as other aspects of the editing and finishing process.

LCC's primary function is to acquire properties from producers and other rights' holders, which are primarily character based, for the purpose of maximizing the returns on those properties in all ancillary markets.

Strategy is a merchandising/licensing company which performs licensing agent functions for properties and characters owned by various copyright holders, including Strategy affiliates. Strategy is the majority partner in The Puzzle Place Marketing Company, a joint venture with Community Television of Southern California ("KCET").

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. Basis of Presentation - The consolidated financial statements include the accounts of Lancit, Frame, LCC and Strategy. All material intercompany accounts and transactions have been eliminated.

      B. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

      C. Accounts Receivable - Accounts receivable primarily consists of amounts still to be received from remaining minimum contractual royalties and underwriting agreements. Amounts still to be received from the remaining minimum contractual royalties result from the copyright holder entering into agreements with licensees whereby the Company has licensed them the right, during a specified term, to utilize the copyright holder's copyright. Such amounts are due no later than the conclusion of specified time periods which, for the most part, occur within the next twenty-four months. Amounts still to be received from existing underwriting agreements are due mostly within the next fiscal year.

      D. Film and Program Costs - Film and program costs ("project costs") (which includes acquisition and development costs such as story rights, scenarios and scripts, production costs including salaries and costs of talent, production overhead and post-production costs) are stated at the lower of cost less accumulated amortization or net realizable value and are deferred and amortized under the "individual film forecast method" as required by Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Project costs are amortized in relation to the revenue recognized from each project, and amortization is calculated based on management's latest estimate of the project's gross profit margin over its remaining life. Film and program costs are re-evaluated periodically and, when necessary, are written down to net realizable value.

      E. Property and Equipment - Property and equipment is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the related asset.

      F. Goodwill - Goodwill resulting from business acquisitions represents the remaining unamortized value of the excess of the acquisition costs over the fair value of the net assets of the business acquired. Goodwill is amortized on a straight-line basis over a period not to exceed 20 years.

      G. Participations Payable - Participations payable represent the amount due for profit participations and residuals. The participation amounts are recorded at the same time that the revenue which gives rise to such participations, is recorded. Participants are paid when the actual cash is received and when the entitled payees have been identified.

      H. Deferred Revenue - Deferred revenue consists of licensing agent fees remaining to be recognized based on guaranteed royalties, as well as production funding received but not yet recognized as revenues based on percentage of completion. The fees from guaranteed royalties are recognized as revenue over a period which is no longer than the term of each individual license agreement. In addition, any royalty amounts received as advances by the Company as copyright holder, are deferred and are recognized as revenues when all obligations and commitments associated with such contracts have been met.

      I. Net Income (Loss) Per Share - Net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding for the respective period. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

      J. Revenue Recognition - Revenues are primarily derived from the following sources:

           (a) (i) Production - Revenues from such activities, when performed for a third party contracting entity such as a grantor, are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts. When producing a project subject to a commercial network presale, revenues are recorded in accordance with Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". (ii) Royalties - On many of the original projects it produces, the Company will retain, in varying degrees, ownership in such projects, and will derive royalties from their exploitation in both primary and secondary markets worldwide. Such revenues are recognized when firm sales are reported to the Company by designated sales representatives in each market area or upon the Company meeting all commitments and obligations (which are primarily broadcast-oriented) related to the minimum contractual royalties under the licensing agreement. Such agreements generally range from two to four years. Typically, on a licensing contract, the Company will not begin to recognize additional copyright-holder related royalty revenues beyond any previously recorded minimum contractual royalty amounts until such time as the licensee has recouped that full amount. Depending on the particular licensee category and on the initial sales success of the products in that category, such recoupment period may range anywhere from one year to several years. The nature of the primary market and the order of market exploitation varies from project to project, as does the length of each project's revenue producing cycle. However, such revenue cycles typically range from two to six years.


           (b)  Licensing   agent  fees  -  Revenues   from  such
                activities are derived from a negotiated percentage, with the copyright holder, of overall royalty revenue in a wide variety of categories. Licensing agent fees derived from minimum contractual royalty commitments to the copyright holder are recognized over a period which is no longer than the term covered by each individual agreement. Once royalties generated on sales of licensed product exceed the minimum contractual royalties provided for in such agreements, the licensing agent will record, as revenue, its entitled share of all royalties generated from that point forward, upon knowing the royalties have been earned which may be at the time of receipt.

      K. Income Taxes - Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

L. Compensation Expense Associated with Stock Options - The Company's policy is to record compensation expense when stock options are granted at an exercise price which is less than the fair market value of the Company's common stock on the date of the grant. The amount recorded as compensation expense is equal to the difference between the exercise price and the fair market value of the Company's common stock on the date of grant.

      In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". SFAS No. 123 permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") along with the additional disclosure required under SFAS No. 123 if the Company elects to continue to follow APB No. 25. The Company will adopt SFAS No. 123 for fiscal 1997, however, the Company has not yet determined the manner in which SFAS No. 123 will be adopted. As such the Company can not at this time determine the impact on the Company's financial statements.

      M. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:
                                                          June 30,
                                                  ---------------------------
                                                       1996          1995
                                                  -------------  ------------

      Production and office equipment             $ 1,826,639     $1,673,822
      Leasehold improvements                          390,727        380,955
                                                  -------------  ------------
                                                    2,217,366      2,054,777
      Less accumulated depreciation                (1,384,760)      (993,899)
                                                  -------------  ------------

      Property and equipment, net                 $   832,606     $1,060,878
                                                  =============  ============



3.    COMMITMENTS AND CONTINGENCIES

      A.   Leases

      The Company leases facilities and office equipment under the terms of several operating leases. The major portion of these operating leases relate to the Company's four facilities leases. Two of the facility leases expire in September 1997, one expires in April 1997 and the other expires in February 1999.

      The following is a schedule of minimum future lease payments under all leases at June 30, 1996:

                 Year Ended June 30,                       Total
               -----------------------                  -----------

                       1997                             $  301,936
                       1998                                126,592
                       1999                                 50,236


      Rent expense was $296,285, $354,854 and $279,304 for the years ended June 30, 1996, 1995 and 1994, respectively. Facility leases, in some cases, also provide for escalations based on increases in real estate taxes and maintenance charges.

      B.   Employment Agreements

      The Company has employment agreements with four individuals, all of whom are officers of Lancit. The agreements expire at various times through September 1999. Remaining commitments under the terms of these agreements are $1,103,691.

      C.   Bonus Plans

      Officers as a group, under an incentive bonus plan, receive a bonus of 5% of pretax income (before bonus), for a fiscal year, provided that (i) pretax income (before bonus) for such fiscal year is at least $250,000,
      (ii) net income for such fiscal year exceeds net income for the prior fiscal year and (iii) net income is at least $.05 per share (adjusted for stock splits and stock dividends), on a fully diluted basis. For fiscal 1996 no amount was accrued under this plan and for fiscal 1995 $77,987 was accrued under this plan.

      D.   Production Funding

      In fiscal 1996, the Company continued and substantially completed production on episodes 41-65 of THE PUZZLE PLACE. After taking into account the portion of the project funding expected to be contributed via existing underwriting agreements and the Company's partner on the project, KCET, the Company estimates less than $.1 million will ultimately be required from the Company to meet the current budget needs of the project.

      The Company also continued production on the initial thirteen episodes of BACKYARD SAFARI, which has been funded partially through a major grant from the National Science Foundation. The Company is actively pursuing and evaluating production funding from potential project partnerships as well as from potential sources of underwriting grants. Only in the event the Company were to receive no amounts from these sources of outside production funding, the Company estimates that its remaining investment required for this project would be between $.5 million and $1.0 million.

4.    PUBLIC OFFERINGS AND WARRANTS

      In June 1991, the Company's initial public offering occurred wherein the Company sold 258,750 units, priced at $9.00 per unit, which consisted of six shares of common stock and three redeemable common stock purchase warrants ("W Warrants").

      In July 1992, the Company completed an additional public offering, wherein the Company sold 862,500 units, at $4.00 per unit, which consisted of one share of common stock and one redeemable common stock purchase warrant ("Z Warrants"). In connection with the offering, the Company sold to the underwriter, for nominal consideration, an option to purchase 75,000 units at an exercise price of $4.80 per unit.

      The Company currently has no outstanding warrants. Previously, the Company had outstanding warrants as follows:

                                       Warrants            Exercise
                                     or Unit Purchase      Price per
                                       Options               Share
                                     -------------       ------------
      Outstanding at July 1, 1993     1,536,737          $2.00 - $6.00
          W Warrants exercised         (531,662)             $2.00
          Z Warrants exercised         (894,650)             $6.00
          Underwriter's Unit Purchase
            Option exercise             (75,000)             $4.80
          Warrants expired               (5,425)         $2.00 - $6.00
                                     -------------        ------------
      Outstanding at June 30, 1994       30,000              $6.00
          Z Warrants exercised          (30,000)             $6.00
                                     -------------        ------------
      Outstanding at June 30,
      1995 and 1996                         -                  -
                                     =============        ============


5.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      For the year ended June 30, 1996, two customers accounted for 35% and 24% of total revenues from production and royalties and three customers accounted for 36%, 10% and 10% of licensing agent fees. For the year ended June 30, 1995, four customers accounted for 14%, 12%, 12% and 10% of total revenues from production and royalties and two customers accounted for 40% and 20% of licensing agent fees. For the year ended June 30, 1994, three customers accounted for 28%, 27% and 27% of total revenues from production and royalties and one customer accounted for 84% of licensing agent fees.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts placement of its temporary cash investments to financial institutions with high credit ratings and limits the amount of credit exposure with any one financial institution. For the year ended June 30, 1996, amounts receivable from three different entities accounted for 33%, 20%, and 15% of the Company's total accounts receivable. Allowances are maintained, as necessary, for any potential credit losses.


6.    FILM AND PROGRAM COSTS

      Components of film and program costs (net of accumulated amortization) consist of the following:
                                                  June 30,
                                      ---------------------------------
                                          1996                1995
                                      ------------       -------------

Productions completed and released    $ 2,329,015         $   505,834
Productions in progress                 2,851,378           3,958,207
Story rights and scenarios                346,713             136,442
                                      ------------       -------------

Total film and program costs, net       5,527,106         $ 4,600,483
                                      ============       =============


      Film and program costs are substantially made up of capitalized television, production, and development costs incurred by the Company. Revenues generated by television and movie programming and related ancillary product depend in part upon general economic conditions, but are more directly effected by the viewer and retail response to the entertainment product made available to the marketplace. The Company capitalizes such costs and amortizes them to expense in accordance with SFAS No. 53 which requires the Company to use estimates to determine future revenue-generating potential of its project which is subject to a variety of risk factors. The estimates used are reevaluated periodically, and such reevaluations may, in the future, require the Company to write down unamortized capitalized amounts.

7.    STOCK OPTIONS

      In July 1990, the Company adopted a stock option plan (the "1990 plan") authorizing the issuance of options covering 200,000 shares of the Company's common stock, which, over the years has been increased to cover the issuance of up to 1,000,000 shares of the Company's common stock. Officers, directors, consultants and employees are eligible to participate in the 1990 Plan and to receive non-qualified or, to the extent allowable, incentive stock options pursuant to the 1990 Plan. Options granted under the Plan are exercisable for a period of not more than ten years from the date of grant. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options is determined by the Company. Additionally, the 1990 Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

      The Company has outstanding stock options under the 1990 Plan as follows:

                                                      Exercise Price
                                       Options           Per Share
                                    ------------       -------------

Outstanding at July 1, 1993           52,500           $1.67 - $3.88
    Options granted                  154,000         $10.50 - $16.29
    Options exercised                (25,000)          $1.67 - $3.88
                                    ------------       -------------
Outstanding at June 30, 1994         181,500          $1.67 - $16.29
    Options granted                  154,000         $11.69 - $16.13
    Options exercised                 (7,000)             $3.75
                                    ------------       -------------
Outstanding at June 30, 1995         328,500          $1.67 - $16.29
    Options granted                  383,200          $9.31 - $15.50
    Options exercised                (10,000)          $1.67 - $3.75
    Options cancelled                (28,500)        $10.44 - $15.94
                                    ------------       -------------
Outstanding at June 30, 1996         673,200          $1.67 - $16.29
                                    ============       =============

      During the year ended June 30, 1996, options covering 383,200 shares of common stock were granted. Officers of the Company were granted options covering 303,500 shares of common stock at exercise prices ranging from $9.38-$12.69 per share. Other employees of the Company were granted options covering 41,300 shares at exercise prices ranging from $9.88-$15.50 and consultants were granted options covering 38,400 shares at exercise prices ranging from $9.31-$12.56. Options covering 28,500 shares of common stock, at exercise prices ranging from $10.50-$15.94 were canceled, 5,000 at an exercise price of $11.81 which were held by an officer and 23,500 at exercise prices ranging from $10.44-$15.93 which were held by other employees. During the year ended June 30, 1996, an officer exercised options covering 6,000 shares of common stock at an exercise price of $3.75. Other employees exercised stock options covering 4,000 shares of common stock at an exercise price of $1.67. Under the 1990 Plan, options covering 673,200 shares of common stock were outstanding at June 30, 1996 of which 455,534 were immediately exercisable.

      In April 1991, the Company adopted a Stock Performance Based Stock Option Plan (the "1991 Plan") authorizing the issuance of options covering 250,000 shares of the Company's common stock. Executive management was eligible to participate in the 1991 Plan and to receive non-qualified options pursuant to the 1991 Plan at an exercise price of $0.01 per share. Options granted under the 1991 Plan became exercisable at any time after the second anniversary of the effective date of the initial public offering of the Company's common stock upon the common stock having met certain performance levels.

      The Company had outstanding stock options under the 1991 Plan as follows:

                                                Exercise Price
                               Options             Per Share
                             ------------       -------------

Outstanding at July 1, 1993     250,000            $0.01
    Options exercised           (55,000)           $0.01
                             ------------       -------------
Outstanding at June 30, 1994    195,000            $0.01
    Options exercised           (15,000)           $0.01
                             ------------       -------------
Outstanding at June 30, 1995    180,000            $0.01
    Options exercised           (20,000)           $0.01
    Options cancelled          (160,000)           $0.01
                             ------------       -------------
Outstanding at June 30, 1996      -                  -
                             ============       =============


      During the fiscal year ended June 30, 1996, an executive of the Company exercised options covering 20,000 shares of common stock. During fiscal 1996, options covering 160,000 shares of common stock, all held by executives of the Company, were cancelled.

      In December 1994, the Company adopted The 1994 Non-Employee Director Non-Qualified Stock Option Plan (the "1994 Plan") authorizing the issuance of options covering 45,000 shares of the Company's common stock. Non-employee directors of the Company are eligible to participate in the 1994 Plan. Each non-employee director shall be granted 3,000 options on the day of their initial appointment and annually thereafter on the day of their re-election. The exercise price per share for each option granted is the fair market value of the Company's common stock on the date of grant. Each option is exercisable one year from the date of grant and expires no later than ten (10) years from the date of grant.

      The Company has outstanding stock options under the 1994 Plan as follows:

                                                Exercise Price
                               Options           Per Share
                             ------------       -------------

Outstanding at July 1, 1994       -                  -
    Options granted             9,000          $13.19 - $13.69
                             ------------       -------------
Outstanding at June 30, 1995    9,000          $13.19 - $13.69
    Options granted             9,000              $13.13
                             ------------       -------------
Outstanding at June 30, 1996   18,000          $13.13 - $13.69
                             ============       =============


      During the year ended June 30, 1996, non-employee directors of the Company were granted options covering 9,000 shares of common stock at an exercise price of $13.13 per share. Under the 1994 Plan, options covering 18,000 shares of common stock were outstanding at June 30, 1996 of which 9,000 were immediately exercisable.




                               F -
      The Company's other various options covering shares of common stock, not under any form of a plan, are as follows:
                                                                  Exercise Price
                                             Options            Per Share
                                          ------------        ------------

Outstanding at July 1, 1993                   15,000              $3.75
    Options exercised                        (10,000)             $3.75
                                          ------------        ------------
Outstanding at June 30, 1994                   5,000              $3.75
    Options exercised                         (4,000)             $3.75
                                          ------------        ------------
Outstanding at June 30, 1995 and 1996          1,000              $3.75
                                          ============        ============


      Of these other various options, at June 30, 1996 options covering 1,000 shares of common stock were outstanding and immediately exercisable.

8.         401K AND PROFIT SHARING PLAN

      Effective as of January 1, 1994, the Company adopted a combined 401K Savings and Profit Sharing Plan ("the Plan"). The Plan provides for immediate eligibility for all employees of the Company as of January 1, 1994 and eligibility after completion of six months of service for all employees of the Company after January 1, 1994. The 401K Savings portion of the Plan provides for an employer match which is determined on an annual basis. The Profit Sharing portion of the Plan provides for an employer discretionary contribution which is determined on an annual basis and which is reduced by any 401K employer match already received. Contributions accrued under the Plan for fiscal 1996 were $72,000, of which $65,000 was funded at June 30, 1996. Contributions accrued and paid under the Plan for fiscal 1995 and fiscal 1994 were $70,000 and $30,000, respectively.

9.    RELATED PARTY TRANSACTIONS

      Legal fees incurred to one of the Company's law firms, where a principal of that law firm is a statutory officer and director of the Company were $121,157, $135,140 and $113,965 for the years ended June 30, 1996, 1995 and 1994, respectively.

      Consulting fees incurred to one of the Company's consulting firms, where a principal of that firm is a director of the Company were $13,054 for the year ended June 30, 1996. In addition, that consulting firm, in October 1995, was granted stock options covering 13,400 shares of the Company's common stock, exercisable at $12.25 per share and expiring in October 2000.


10.   INCOME TAXES

      Effective July 1, 1993, the Company adopted SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryfowards.
      SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1996, the Company had deferred tax assets of $2,514,000 and deferred tax liabilities of $344,000. The Company has recorded a valuation allowance for the full amount by which such deferred tax assets exceed the deferred tax liabilities.

      The following table illustrates the sources and status of the Company's major deferred tax asset and (liability) items at June 30, 1996:

Tax benefit of net operating loss carryforward   $ 2,349,000

Royalty revenue not yet collected                   (154,000)

Excess of tax over book depreciation                 (73,000)

Other                                                 48,000
                                                -------------

Net deferred tax asset                             2,170,000

Valuation Allowance                               (2,170,000)
                                                -------------

Net deferred tax asset recorded                  $     -
                                                =============


      The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before provision for income taxes and minority interest as follows:

                                                            June 30,
                                            -----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------

Income tax provision (benefit)
  computed at the statutory rate           $ (1,265,000)   $450,000   $  12,000

Income tax benefit of disqualifying
  dispositions                                 (110,000)   (127,000)   (460,000)

Net tax effect of other permanent
  differences                                    34,000     (39,000)       -

Tax effect of temporary differences              33,000    (369,000)       -

Income tax benefit not recognized             1,308,000      85,000     448,000

Provision for state income taxes                 87,900      38,000        -
                                             ----------  ----------  ----------

Income tax provision                        $    87,900   $  38,000   $    -
                                             ==========  ==========  ==========


      The Company has net operating loss carryforwards for tax purposes totaling $5,872,000 at June 30, 1996 that expire in the years 2006 to 2011.

      Certain of the Company's subsidiaries file state income tax returns on an unconsolidated basis, and as such, losses may not be available to offset income in all states.

11.       FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

      During the fourth quarter of fiscal 1996, the Company recorded a charge related to a write-down of film and program costs in the amount of $2,500,000 primarily reflecting revisions in the Company's future anticipated net royalty stream on THE PUZZLE PLACE project and to relate the amortization of the film and program costs to those future revenue streams.

      Also, during the fiscal year ended June 30, 1996, production activity was reduced on certain projects. This resulted in a downsizing of the staff involved with the production of these projects and the Company recorded a restructuring charge of $150,000 which included severance and other benefits paid to terminated employees.

S-1
- -----------------------------------------------------------------------

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 20, 1996
                                         LANCIT MEDIA PRODUCTIONS, LTD.

                             By: /s/ Gary Appelbaum
                                                         Gary Appelbaum
                                           Senior Vice President, Chief
                                        Financial Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Name                      Titles                    Date
- ----------------------  ----------------------------  ------------------
                        Chairman of the Board,
                        Chief Executive Officer
 /s/ Cecily Truett      and Director                  September 20,
                        (Principal Executive          1996
                        Officer)
- ----------------------
Cecily Truett

                        President, Chief Operating
 /s/ Laurence A.Lancit  Officer and Director          September 20,
                                                      1996
- ----------------------
Laurence A. Lancit

                        Senior Vice President,
                        Chief Financial Officer
                        and Treasurer (Principal      September 20,
 /s/ Gary Appelbaum     Financial and Accounting      1996
                        Officer)
- ----------------------
Gary Appelbaum

 /s/ Marc L. Bailin     Secretary and Director        September 20,
                                                      1996
- ----------------------
Marc L. Bailin

 /s/ Joseph Kling       Director                      September 20,
                                                      1996
- ----------------------
Joseph Kling

 /s/ John R.Costantino  Director                      September 20,
                                                      1996
- ----------------------
John R. Costantino

- -----------------------------------------------------------------------

- -----------------------------------------------------------------------













                             EXHIBIT 10.1

              Employment Agreement with Laurence A. Lancit










162541_2
                                 16


                        EMPLOYMENT AGREEMENT


      THIS AGREEMENT, made as of the 1st day of October, 1995 (the "Effective Date") by and between LANCIT MEDIA PRODUCTIONS, LTD., a New York corporation with offices at 601 West 50th Street, New York, New York 10019 (hereinafter the "Company"), and LAURENCE A. LANCIT, residing at 5 Meade Lane, Chappaqua, New York 10514 (hereinafter the "Executive"). In consideration of the mutual promises and agreements herein contained, the parties hereto agree as follows:
           I.    Employment.  The Company  agrees to  continue  the
Executive in its employ and the  Executive  agrees to remain in the employ  of the  Company,  for the  period  stated  in  Paragraph  3 hereof and upon the other terms and conditions herein provided.

           2. Position and Responsibilities of Executive. The Executive agrees to serve as President and Chief Operating Officer of the Company for the term of this Agreement. The Executive shall be responsible for the general management of the affairs of the Company and all of its subsidiaries (hereinafter collectively referred to as the "Corporate Group"), reporting directly to the Board of Directors of the Company. The Executive also agrees to serve, if elected, as an officer and director of any subsidiary or affiliate of the Company; provided that any such office is of the same general character and of at least the same degree of responsibility as the offices of the Company that he shall hold as of the Effective Date.

           3. Term of Employment. The period of the Executive's employment shall be deemed to commence on the Effective Date and shall continue for three (3) years thereafter. This Agreement may be extended for an additional period of three (3) years by mutual written consent. In the event that the Executive continues in the full time employ of the Company upon expiration of this Agreement, such continued employment shall be governed by the terms and conditions of this Agreement.
           4. Duties of Executive. The Executive agrees to devote his full working time and efforts to the business and affairs of the Corporate Group. Except as otherwise provided in Paragraph 12 below, nothing contained in this Agreement shall be construed to prevent the Executive from making investments of any character in any business. If the Executive is elected or appointed a director of the Company during the term of this Agreement, the Executive will serve in such capacity without further compensation.
           5.    Compensation and Reimbursement of Expenses.
                A.    Base  Salary.  As  compensation  for services
rendered to the Corporate Group pursuant to this Agreement, the Executive shall be paid compensation at the annual base rate (the "Base Salary") of $150,000 per year during the first year of this Agreement. For each subsequent year of this Agreement, effective on each October 1 after the Effective Date, the Base Salary shall be increased as determined by the Board of Directors; provided, however, that such Base Salary shall not be less than the amount obtained by multiplying $150,000 by the percentage obtained by dividing the Consumer Price Index (CPI-U) for New York City, as published by the U.S. Department of Labor (or, if publication of that index is terminated, any substantially equivalent successor index), for the September preceding the effective date of such increase, by such Consumer Price Index for the month of September 1995.
                B. Bonus. The Company has adopted an Incentive Bonus Plan whereby officers of the Company as a group shall receive a bonus of five percent (5%) of pre-tax income (before bonus) provided that (i) the Company's pre-tax income (before bonus) in any given fiscal year is at least $250,000; (ii) in such fiscal year, the Company's net income per share is at least $0.5 per share (adjusted for stock splits and stock dividends on a fully diluted basis); and
(iii) the net income in such fiscal year exceeds the net income in the immediately preceding fiscal year. The amount of any bonus to be paid to the Executive which may be available for distribution pursuant to such Incentive Bonus Plan in any year of this Agreement shall be determined by the Board of Directors of the Company.
                C.    Additional Compensation.
                     (1)   The Company shall pay to the  Executive,
as additional compensation, an amount equal to the annual premiums paid with respect to a $1,000,000 term and a $200,000 universal life insurance policy maintained by the Executive on his life with the insurance company of his choice. Such compensation shall be paid upon presentation to the Company by the Executive of the premium invoice received from the insurer providing such life insurance coverage.
                     (2)   The   Company   acknowledges   that  the
Executive has provided and may continue to provide services to the Company as a film or television director or in some capacity other than as the President and Chief Operating Officer of the Company which services may at some future time fall under the jurisdiction of a guild in which Executive is a member and with which the Company is a signatory to such collective bargaining agreement. In such instances, the Executive shall be entitled to such additional compensation for services rendered in connection with specific projects undertaken on behalf of the Company as may be required by the applicable collective bargaining agreement from time to time, and shall be entitled to retain such intellectual property rights with respect to such projects as are required by such guild to be retained. Such compensation and intellectual property rights shall be set forth in a separate agreement with respect to each project for which the Executive provides such services which are subject to the jurisdiction of such guild. The Executive's rights to such additional compensation and to royalties with respect to any such intellectual property rights retained by him shall survive any termination of this Agreement and shall be governed by such separate agreements and the applicable collective bargaining agreement.
                      (3) The  Executive  shall  also  be  provided
with a leased vehicle and a cash allowance such that the total payments do not exceed $1,500 per month.
                D.    Reimbursement   of   Expenses.   The  Company
shall  reimburse  the  Executive  for all  reasonable  expenses  of travel,  telephone,  entertainment  or  otherwise  incurred  by the
Executive in  connection  with and on behalf of the business of the
Company upon  presentation  of  appropriate  receipts,  vouchers or itemizations of expenses.
           6. Participation in Benefit Plans. The Executive shall be entitled to benefits in accordance with Company policy and shall participate, to the extent he is eligible under the terms and conditions thereof, in any bonus, pension, profit-sharing, retirement, hospitalization, insurance, medical service, or other employee benefit plan, including disability insurance, generally available to the employees of the Company, which may be in effect from time to time during the period of his employment hereunder. The Company shall be under no obligation to continue the existence of any such employee benefit plan, except that the Company shall, in all instances, provide full family basic health and major medical insurance coverage to the Executive at no cost to the Executive.
           7. Benefits Payable Upon Disability. If the Executive's employment is terminated by the Company pursuant to Paragraph 8.B due to disability, he shall be entitled to one hundred percent (100%) of his Base Salary for the first six
(6) months following such termination of his employment, seventy-five (75%) for the next three (3) months, and fifty percent (50%) for the next three (3) months, less such benefits or compensation payable to the Executive by reason of State, Federal, Social Security, disability, worker's compensation or comparable government benefits and such policies of disability insurance procured by the Company. The foregoing periods of disability during which compensation shall be paid constitute aggregate periods during the full term of this Agreement and the Executive shall continue to receive benefits in accordance with Paragraph 6 during such periods.
           8.    Termination of Employment.
           A. Termination on Expiration of Agreement Term. If the term of this Agreement expires and the Company does not agree to extend the Agreement for an additional three (3) year term as provided in Paragraph 3 or enter into a new employment agreement or otherwise continue the Executive in the employ of the Company in a substantially similar position, the Executive shall be entitled to severance of one year of Base Salary at the rate that would have applied had the Agreement continued in effect for such year.
                B. Termination for Cause. The Company may terminate the Executive's employment at any time for cause, in which case the Executive shall not be entitled to any severance pay. As used herein, "cause" shall mean (a) conviction of any felony or crime of moral turpitude; (b) repeated intoxication by alcohol or drugs preventing the performance of the Executive's duties; (c) material misuse of the funds or assets of any member of the Corporate Group, embezzlement or willful and material misrepresentation or concealment in any report submitted to the Company's Board of Directors; (d) willful failure to comply with directives of the Board of Directors relating to a material aspect of the Company's business; (e) a material breach of the terms of this Agreement by the Executive which the Executive does not cure upon notice by the Board of Directors; or (f) physical or mental incapacity of the Executive that prevents him from performing his duties for a period of ninety (90) consecutive days or more. The Company shall provide written notice to the Executive describing the state of affairs or facts deemed by the Board of Directors to constitute such cause and the Executive shall have thirty (30) days after receipt of such notice to cure the reason constituting cause except with respect to events set forth in
(a), (b), and (c) above.  If the cause for  termination is an event set forth in
(a), (b), or (c) above, or if such cause is some other event and the Executive does not cure such cause to the satisfaction of the Board of Directors within thirty (30) days after receiving notice, the Board of Directors may immediately terminate the Executive's employment.
                C. Termination Without Cause by Company. The Company shall have the right to terminate the employment of the Executive without cause upon sixty
(60) days written notice to the Executive. In the event of such a termination, the Executive shall continue to receive his Base Salary as if he had continued in the employment of the Company for the longer of (i) the duration of the term of this Agreement or (ii) twelve months from the date of termination of employment.
                D. Other Events of Termination. Upon the occurrence of an Event of Termination during the term of this Agreement, the provisions of this Paragraph 8.D shall apply, and the Executive shall have the right to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within three (3) months (except in the case of a continuing breach) of the occurrence of the Event of Termination. An Event of Termination shall mean and include: (a) the failure to appoint or reappoint, as the case may be, the Executive to the offices of President or Chief Operating Officer of the Company; (b) a material change by the Company in the Executive's function, duties, or responsibilities which change would cause the Executive's position with the Company to become of less dignity, responsibility, importance, or scope from the position and attributes thereof described in Paragraph 2 of this Agreement, and any such material change shall be deemed a continuing breach of this Agreement; or (c) any other material breach of this Agreement by the Company. If the Executive elects to terminate his employment subsequent to an Event of Termination, in the manner described above, he shall continue to receive from the Company the full amount of his Base Salary for the longer of
(i) the duration of the term of this Agreement or (ii) twelve months from the date of termination, as if he had remained in the employ of the Company.
                E.    Termination  of Employee.  Except as provided
above,  the  Executive  may not terminate  this  Agreement.  If the
Executive  breaches  or  seeks  to  terminate  this  Agreement  the
Executive  shall be  entitled  to only the Base Salary as set forth in Paragraph 3.A actually accrued but unpaid hereunder.
                F.    Termination After a Change of Control.
                     (1)   For the  purpose  of this  Agreement,  a
"Change in Control" shall mean any of the following events:
                     (a)   a change  in  control  of a nature  that
would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company, an employee benefit plan (or a trust forming a part thereof) maintained by a member of the Corporate Group, or the Executive, his wife or a member of his immediate family, is or become the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50.1% or more of the combined voting power of the Company's then outstanding securities.
                     (b)   Approval of the  Company's  shareholders
of: (1) a merger, consolidation or reorganization involving the Company (a "Transaction"), unless (i) stockholders of the Company, immediately before such Transaction, own directly or indirectly immediately following such Transaction, at least a majority of the combined voting power of the outstanding voting securities of the corporation resulting from such Transaction (the "Surviving Corporation") in substantially the same proportion as their ownership of the voting securities immediately before such Transaction, (ii) the individuals who were members of the incumbent board immediately prior to the execution of the agreement providing for such Transaction constitute at least a majority of the members of the board of directors of the Surviving Corporation, and (iii) no Person (other than a member of the Corporate Group, an employee benefit plan (or any trust forming a part thereof) maintained by a member of the Corporate Group or the Surviving Corporation, the Executive, his wife or a member of his immediate family, or any Person who, immediately prior to such Transaction had Beneficial Ownership of 50.1% or more of the then outstanding voting securities of a party to the Transaction) has Beneficial Ownership of 50.1% or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, or (2) an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a member of the Corporate Group).
                 Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than 50.1% of the outstanding voting securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in control shall occur.
                (2) The Executive shall have the right to terminate his employment, for any reason, on ninety (90) days written notice to the Company in the event of a Change in Control; provided, however, that such termination right must be exercised by the Executive within one year following such Change in Control.
                (3) In the event the Executive terminates his employment pursuant to this Paragraph 8.F, the provisions of Paragraph 12 shall not apply after the date of such termination.
                (4) In the event the Company terminates the Executive's employment for any reason other than for cause within one year of a Change in Control, the Company shall pay the Executive the greater of (a) one times his then existing Base Salary, or (b) the balance of his Base Salary due for the duration of the term of this Agreement in one lump sum payment within ten (10) days of the date of such termination. In such event, the provisions of Paragraph 12 shall not apply after the date of such termination.
           9.    Consent  for  Key  Man  Insurance.  The  Executive
hereby  consents  that the Company shall have the right to maintain a  policy  of  insurance  on  the  life  of  the  Executive  in the
principal   amount  of  up  to  $3,000,000  and  to  designate  the
beneficiary thereof.
           10. Disclosure of Confidential Information. The Executive recognizes and acknowledges that certain information is proprietary to and confidential with the Company and the Corporate Group, including without limitation the following: the Company's and the Corporate Group's strategic and/or business plan, pending projects, projects in development, acquisition targets at both the individual project and corporate level, co-production arrangements, joint ventures, funding sources, distribution arrangements, the contacts at such entities and the financial terms of such agreements with the Company and/or the Corporate Group (collectively, "Confidential Information"). The Executive will not directly or indirectly, on behalf of himself or others, during or at any time after the termination of his providing services hereunder, irrespective of time, manner or reason for termination, disclose, publish, disseminate or utilize such Confidential Information, or any part thereof except in furtherance of the business of the Company or another member of the Corporate Group. The Executive will not remove or duplicate in any manner at any time any lists or other records, or any parts thereof, concerning the Company's Confidential Information and upon termination of his employment will return to the company any and all lists and records concerning the Company's Confidential Information thereof in his possession.
           11. Non-Disclosure of Trade Secrets. The Executive recognizes and acknowledges that he will be given and have access to the confidential methods, techniques, trade secrets, procedures, materials and confidential information of the Company. The Executive will not, directly or indirectly on behalf of himself or others, during or at any time after the termination of his providing services hereunder, irrespective of time, manner of cause of termination, disclose, publish, disseminate or utilize same or any portion of same.
           12. Non-Competition. During the term of this Agreement and, unless there is a breach of this Agreement by the Company, for a period equal to the longer of (i) twelve (12) months after the termination of this Agreement, or
(ii) such period during which the Executive is receiving payments from the Company pursuant to Paragraphs 8 A, C, D or F, the Executive shall not, without the prior written consent of the Company, either separately or in association with others, directly or indirectly:
                A. Establish, engage in, or become interested in (whether as an owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, advisor, agent or otherwise) any business or enterprise that is, at the time, competitive with any substantial part of the business conducted by the Company or any other member of the Corporate Group. Mere passive ownership of not more than five percent (5%) of the outstanding voting securities of any class of any corporation that is listed on a national securities exchange or traded in the over-the-counter market, shall not be considered a breach of this Section; or
                B. Attempt to interfere with or induce any employee of the Company or any other member of the Corporate Group to leave the employment of the Company or such other member of the Corporate Group.
           13. Remedies in the Event of Executive's Breach. In view of the unique quality of his services to the Company and the fact that the Company's business heavily depends upon compliance with the provisions Paragraphs 10, 11 and 12 of this Agreement, the Executive acknowledges that the remedies of the Company at law for breach by the Executive of any of said provisions will be inadequate and the Executive agrees that the Company shall be entitled to injunctive relief or a decree of specified performance without the necessity of proving irreparable damages in the event of a breach or threatened breach by the Executive of the provisions of this Agreement. In the event, pursuant to action of any administrative, judicial or other governmental body having jurisdiction, the operation of any of the provisions of Paragraphs 10, 11 and 12 of this Agreement shall be deemed to be unlawful or otherwise unenforceable, then the coverage of such provisions shall be deemed to be restricted as to duration, geographical scope or otherwise to the extent, and only to the extent, necessary to make such provisions lawful and enforceable in the particular jurisdiction in which such adjudication is made. Nothing herein shall be construed to prohibit the Company from pursuing any other legal or equitable remedies available to it for such breach, including the recovery of damages from the Executive.
           14. Severability. In the event any of the terms or provisions of this Agreement are found to be invalid, void or voidable for any reason whatsoever, such finding will not affect the remaining terms and provisions of this Agreement and they shall remain in full force and effect.
           15.   Governing  Law. This  Agreement  shall be governed
in all respects by the laws of the State of New York.
           16. Notices. Any notice required or given under this Agreement shall be sufficient if in writing and sent by registered mail or certified mail to the Executive or to the Company's vice-president of legal and business affairs at the respective addresses hereinabove set forth or to such other addresses as any of the parties hereto may designate in writing, transmitted by registered or certified mail to the other.
           17. Entire Agreement; Waiver; Modification. This Agreement contains the entire agreement between the parties hereto and supersedes all prior employment agreements and understandings relating to the subject matter hereof. Except where specific time limits are herein provided, no delay on the part of either party hereto in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any other power or right. No waiver, modification, or amendment of this Agreement or any provision hereof, shall be enforceable against either party hereto unless in writing, signed by the party against whom such waiver, modification or amendment is claimed, and with regard to any waiver, shall be limited solely to the one event.
           18. Successors and Assigns. If the Company shall at any time be merged or consolidated into or with any other corporation or corporations and this Agreement is not terminated pursuant to the provisions of Paragraph 8.F hereof, then the provisions of this Agreement shall be binding upon, enforceable against, and inure to the benefit of, the corporation resulting from such merger or consolidation and this provision shall be recurring and shall apply in the event of any and each subsequent merger or consolidation. The rights, privileges and benefits of the Executive under this Agreement shall not be transferred or assigned and the Company shall not transfer or assign any of its rights, privileges or benefits hereunder, save and except as a consequence of, or in connection with, the merger of consolidation thereof into or with any other corporation or corporations. This Agreement shall inure to and be binding upon respective legatees, heir, successors, permitted assigns and legal representatives of the parties hereto.
           19. Gender and Number. The gender and number used in this Agreement are used as a reference term only and shall apply with the same effect whether the parties are of the masculine or feminine gender, corporate or other form, and the singular shall likewise include the plural.
           20.   Captions.   The   captions   or  headings  of  the
Paragraphs are inserted only as a matter of convenience, and in no way define, limit or in any other way describe the scope of this Agreement or the intent of any provisions hereof.
      IN WITNESS WHEREOF, the parties hereto have executed this Agreement the date and year first above written.
                                    LANCIT MEDIA PRODUCTIONS LTD.

                                    By:     /s/ Marc L. Bailin
                                          Marc L. Bailin
                                          Secretary, General Counsel &
                                          Member  of the  Board  of Directors
                                          & Compensation Committee



                                    EXECUTIVE

                                      /s/ Laurence A. Lancit
                                    Laurence A. Lancit
c:50090\lancit2.emp

                             EXHIBIT 10.2

                Employment Agreement with Cecily Truett

160955_2
                                 16

                        EMPLOYMENT AGREEMENT


      THIS AGREEMENT, made as of the 1st day of October, 1995 (the "Effective Date") by and between LANCIT MEDIA PRODUCTIONS, LTD., a New York corporation with offices at 601 West 50th Street, New York, New York 10019 (hereinafter the "Company"), and CECILY TRUETT, residing at 5 Meade Lane, Chappaqua, New York 10514 (hereinafter the "Executive"). In consideration of the mutual promises and agreements herein contained, the parties hereto agree as follows:
           I.    Employment.  The Company  agrees to  continue  the
Executive in its employ and the  Executive  agrees to remain in the employ  of the  Company,  for the  period  stated  in  Paragraph  3 hereof and upon the other terms and conditions herein provided.

           2. Position and Responsibilities of Executive. The Executive agrees to serve as Chairman of the Board of Directors of the Company for the period for which she is and shall from time to time be elected, and as Chief Executive Officer of the Company for the term of this Agreement. The Executive shall be responsible for the general management of the affairs of the Company and all of its subsidiaries (hereinafter collectively referred to as the "Corporate Group"), reporting directly to the Board of Directors of the Company. The Executive also agrees to serve, if elected, as an officer and director of any subsidiary or affiliate of the Company; provided that any such office is of the same general character and of at least the same degree of responsibility as the offices of the Company that she shall hold as of the Effective Date.

           3. Term of Employment. The period of the Executive's employment shall be deemed to commence on the Effective Date and shall continue for three (3) years thereafter. This Agreement may be extended for an additional period of three (3) years by mutual written consent. In the event that the Executive continues in the full time employ of the Company upon expiration of this Agreement, such continued employment shall be governed by the terms and conditions of this Agreement.
           4. Duties of Executive. The Executive agrees to devote her full working time and efforts to the business and affairs of the Corporate Group. Except as otherwise provided in Paragraph 12 below, nothing contained in this Agreement shall be construed to prevent the Executive from making investments of any character in any business. If the Executive is elected or appointed a director of the Company during the term of this Agreement, the Executive will serve in such capacity without further compensation.
           5.    Compensation and Reimbursement of Expenses.
                A.    Base  Salary.  As  compensation  for services
rendered to the Corporate Group pursuant to this Agreement, the Executive shall be paid compensation at the annual base rate (the "Base Salary") of $150,000 per year during the first year of this Agreement. For each subsequent year of this Agreement, effective on each October 1 after the Effective Date, the Base Salary shall be increased as determined by the Board of Directors; provided, however, that such Base Salary shall not be less than the amount obtained by multiplying $150,000 by the percentage obtained by dividing the Consumer Price Index (CPI-U) for New York City, as published by the U.S. Department of Labor (or, if publication of that index is terminated, any substantially equivalent successor index), for the September preceding the effective date of such increase, by such Consumer Price Index for the month of September 1995.
                B. Bonus. The Company has adopted an Incentive Bonus Plan whereby officers of the Company as a group shall receive a bonus of five percent (5%) of pre-tax income (before bonus) provided that (i) the Company's pre-tax income (before bonus) in any given fiscal year is at least $250,000; (ii) in such fiscal year, the Company's net income per share is at least $0.5 per share (adjusted for stock splits and stock dividends on a full diluted basis); and
(iii) the net income in such fiscal year exceeds the net income in the immediately preceding fiscal year. The amount of any bonus to be paid to the Executive which may be available for distribution pursuant to such Incentive Bonus Plan in any year of this Agreement shall be determined by the Board of Directors of the Company.
                C.    Additional Compensation.
                     (1)   The Company shall pay to the  Executive,
as additional compensation, an amount equal to the annual premiums paid with respect to a $1,000,000 term and a $200,000 universal life insurance policy maintained by the Executive on her life with the insurance company of her choice. Such compensation shall be paid upon presentation to the Company by the Executive of the premium invoice received from the insurer providing such life insurance coverage.
                     (2)   The   Company   acknowledges   that  the
Executive has provided and may continue to provide services to the Company as a writer or in some capacity other than as the Chairman of the Board and Chief Executive Officer of the Company which services fall under the jurisdiction of a guild in which Executive is a member and with which the Company is a signatory to such collective bargaining agreement. In such instances, the Executive shall be entitled to such additional compensation for services rendered in connection with specific projects undertaken on behalf of the Company as may be required by the applicable collective bargaining agreement from time to time, and shall be entitled to retain such intellectual property rights with respect to such projects as are required by such guild to be retained. Such compensation and intellectual property rights shall be set forth in a separate agreement with respect to each project for which the Executive provides such services which are subject to the jurisdiction of such guild. The Executive's rights to such additional compensation and to royalties with respect to any such intellectual property rights retained by her shall survive any termination of this Agreement and shall be governed by such separate agreements and the applicable collective bargaining agreement.
                      (3) The  Executive  shall  also  be  provided
with a leased vehicle and a cash allowance such that the total payments do not exceed $1,500 per month.
                D.    Reimbursement   of   Expenses.   The  Company
shall  reimburse  the  Executive  for all  reasonable  expenses  of travel,  telephone,  entertainment  or  otherwise  incurred  by the
Executive in  connection  with and on behalf of the business of the
Company upon  presentation  of  appropriate  receipts,  vouchers or itemizations of expenses.
           6. Participation in Benefit Plans. The Executive shall be entitled to benefits in accordance with Company policy and shall participate, to the extent she is eligible under the terms and conditions thereof, in any bonus, pension, profit-sharing, retirement, hospitalization, insurance, medical service, or other employee benefit plan, including disability insurance, generally available to the employees of the Company, which may be in effect from time to time during the period of her employment hereunder. The Company shall be under no obligation to continue the existence of any such employee benefit plan, except that the Company shall, in all instances, and upon the written request of the Executive, provide basic health and major medical insurance coverage to the Executive at no cost to the Executive.
           7. Benefits Payable Upon Disability. If the Executive's employment is terminated by the Company pursuant to Paragraph 8.B due to disability, she shall be entitled to one hundred percent (100%) of her Base Salary for the first six
(6) months following such termination of her employment, seventy-five (75%) for the next three (3) months, and fifty percent (50%) for the next three (3) months, less such benefits or compensation payable to the Executive by reason of State, Federal, Social Security, disability, worker's compensation or comparable government benefits and such policies of disability insurance procured by the Company. The foregoing periods of disability during which compensation shall be paid constitute aggregate periods during the full term of this Agreement and the Executive shall continue to receive benefits in accordance with Paragraph 6 during such periods.
           8.    Termination of Employment.
           A. Termination on Expiration of Agreement Term. If the term of this Agreement expires and the Company does not agree to extend the Agreement for an additional three (3) year term as provided in Paragraph 3 or enter into a new employment agreement or otherwise continue the Executive in the employ of the Company in a substantially similar position, the Executive shall be entitled to severance of one year of Base Salary at the rate that would have applied had the Agreement continued in effect for such year.
                B. Termination for Cause. The Company may terminate the Executive's employment at any time for cause, in which case the Executive shall not be entitled to any severance pay. As used herein, "cause" shall mean (a) conviction of any felony or crime of moral turpitude; (b) repeated intoxication by alcohol or drugs preventing the performance of the Executive's duties; (c) material misuse of the funds or assets of any member of the Corporate Group, embezzlement or willful and material misrepresentation or concealment in any report submitted to the Company's Board of Directors; (d) willful failure to comply with directives of the Board of Directors relating to a material aspect of the Company's business; (e) a material breach of the terms of this Agreement by the Executive which the Executive does not cure upon notice by the Board of Directors; or (f) physical or mental incapacity of the Executive that prevents her from performing her duties for a period of ninety (90) consecutive days or more. The Company shall provide written notice to the Executive describing the state of affairs or facts deemed by the Board of Directors to constitute such cause and the Executive shall have thirty (30) days after receipt of such notice to cure the reason constituting cause except with respect to events set forth in
(a), (b), and (c) above.  If the cause for  termination is an event set forth in
(a), (b), or (c) above, or if such cause is some other event and the Executive does not cure such cause to the satisfaction of the Board of Directors within thirty (30) days after receiving notice, the Board of Directors may immediately terminate the Executive's employment.
                C. Termination Without Cause by Company. The Company shall have the right to terminate the employment of the Executive without cause upon sixty
(60) days written notice to the Executive. In the event of such a termination, the Executive shall continue to receive her Base Salary as if she had continued in the employment of the Company for the longer of (i) the duration of the term of this Agreement or (ii) twelve months from the date of termination of employment.
                D. Other Events of Termination. Upon the occurrence of an Event of Termination during the term of this Agreement, the provisions of this Paragraph 8 D shall apply, and the Executive shall have the right to terminate her employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within three (3) months (except in the case of a continuing breach) of the occurrence of the Event of Termination. An Event of Termination shall mean and include: (a) the failure to elect or reelect or to appoint or reappoint, as the case may be, the Executive to the offices of Chairman of the Board of Directors or Chief Executive Officer of the Company;
(b) a material change by the Company in the Executive's function, duties, or responsibilities which change would cause the Executive's position with the Company to become of less dignity, responsibility, importance, or scope from the position and attributes thereof described in Paragraph 2 of this Agreement, and any such material change shall be deemed a continuing breach of this Agreement; or (c) any other material breach of this Agreement by the Company. If the Executive elects to terminate her employment subsequent to an Event of Termination, in the manner described above, she shall continue to receive from the Company the full amount of her Base Salary for the longer of (i) the duration of the term of this Agreement or (ii) twelve months from the date of termination, as if she had remained in the employ of the Company.
                E.    Termination  of Employee.  Except as provided
above,  the  Executive  may not terminate  this  Agreement.  If the
Executive  breaches  or  seeks  to  terminate  this  Agreement  the
Executive  shall be  entitled  to only the Base Salary as set forth in Paragraph 3.A actually accrued but unpaid hereunder.
                F.    Termination After a Change of Control.
                     (1)   For the  purpose  of this  Agreement,  a
"Change in Control" shall mean any of the following events:
                     (a)   a change  in  control  of a nature  that
would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company, an employee benefit plan (or a trust forming a part thereof) maintained by a member of the Corporate Group, or the Executive, her husband or a member of her immediate family, is or become the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50.1% or more of the combined voting power of the Company's then outstanding securities.
                     (b)   Approval of the  Company's  shareholders
of: (1) a merger, consolidation or reorganization involving the Company (a "Transaction"), unless (i) stockholders of the Company, immediately before such Transaction, own directly or indirectly immediately following such Transaction, at least a majority of the combined voting power of the outstanding voting securities of the corporation resulting from such Transaction (the "Surviving Corporation") in substantially the same proportion as their ownership of the voting securities immediately before such Transaction, (ii) the individuals who were members of the incumbent board immediately prior to the execution of the agreement providing for such Transaction constitute at least a majority of the members of the board of directors of the Surviving Corporation, and (iii) no Person (other than a member of the Corporate Group, an employee benefit plan (or any trust forming a part thereof) maintained by a member of the Corporate Group or the Surviving Corporation, the Executive, her husband or a member of her immediate family, or any Person who, immediately prior to such Transaction had Beneficial Ownership of 50.1% or more of the then outstanding voting securities of a party to the Transaction) has Beneficial Ownership of 50.1% or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, or (2) an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a member of the Corporate Group).
                 Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than 50.1% of the outstanding voting securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in control shall occur.
                (2) The Executive shall have the right to terminate her employment, for any reason, on ninety (90) days written notice to the Company in the event of a Change in Control; provided, however, that such termination right must be exercised by the Executive within one year following such Change in Control.
                (3) In the event the Executive terminates her employment pursuant to this Paragraph 8.F, the provisions of Paragraph 12 shall not apply after the date of such termination.
                (4) In the event the Company terminates the Executive's employment for any reason other than for cause within one year of a Change in Control, the Company shall pay the Executive the greater of (a) one times her then existing Base Salary, or (b) the balance of his Base Salary due for the duration of the term of this Agreement in one lump sum payment within ten (10) days of the date of such termination. In such event, the provisions of Paragraph 12 shall not apply after the date of such termination.
           9.    Consent  for  Key  Man  Insurance.  The  Executive
hereby  consents  that the Company shall have the right to maintain a  policy  of  insurance  on  the  life  of  the  Executive  in the
principal   amount  of  up  to  $3,000,000  and  to  designate  the
beneficiary thereof.
           10. Disclosure of Confidential Information. The Executive recognizes and acknowledges that certain information is proprietary to and confidential with the Company and the Corporate Group, including without limitation the following: the Company's and the Corporate Group's strategic and/or business plan, pending projects, projects in development, acquisition targets at both the individual project and corporate level, co-production arrangements, joint ventures, funding sources, distribution arrangements, the contacts at such entities and the financial terms of such agreements with the Company and/or the Corporate Group (collectively, "Confidential Information"). The Executive will not directly or indirectly, on behalf of herself or others, during or at any time after the termination of her providing services hereunder, irrespective of time, manner or reason for termination, disclose, publish, disseminate or utilize such Confidential Information, or any part thereof except in furtherance of the business of the Company or another member of the Corporate Group. The Executive will not remove or duplicate in any manner at any time any lists or other records, or any parts thereof, concerning the Company's Confidential Information and upon termination of her employment will return to the Company any and all lists and records concerning the Company's Confidential Information thereof in her possession.
           11. Non-Disclosure of Trade Secrets. The Executive recognizes and acknowledges that she will be given and have access to the confidential methods, techniques, trade secrets, procedures, materials and confidential information of the Company. The Executive will not, directly or indirectly on behalf of herself or others, during or at any time after the termination of her providing services hereunder, irrespective of time, manner of cause of termination, disclose, publish, disseminate or utilize same or any portion of same.
           12. Non-Competition. During the term of this Agreement and, unless there is a breach of this Agreement by the Company, for a period equal to the longer of (i) twelve (12) months after the termination of this Agreement, or
(ii) such period during which the Executive is receiving payments from the Company pursuant to Paragraphs 8 A, C, D or F, the Executive shall not, without the prior written consent of the Company, either separately or in association with others, directly or indirectly:
                A. Establish, engage in, or become interested in (whether as an owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, advisor, agent or otherwise) any business or enterprise that is, at the time, competitive with any substantial part of the business conducted by the Company or any other member of the Corporate Group. Mere passive ownership of not more than five percent (5%) of the outstanding voting securities of any class of any corporation that is listed on a national securities exchange or traded in the over-the-counter market, shall not be considered a breach of this Section; or
                B. Attempt to interfere with or induce any employee of the Company or any other member of the Corporate Group to leave the employment of the Company or such other member of the Corporate Group.
           13. Remedies in the Event of Executive's Breach. In view of the unique quality of her services to the Company and the fact that the Company's business heavily depends upon compliance with the provisions Paragraphs 10, 11 and 12 of this Agreement, the Executive acknowledges that the remedies of the Company at law for breach by the Executive of any of said provisions will be inadequate and the Executive agrees that the Company shall be entitled to injunctive relief or a decree of specified performance without the necessity of proving irreparable damages in the event of a breach or threatened breach by the Executive of the provisions of this Agreement. In the event, pursuant to action of any administrative, judicial or other governmental body having jurisdiction, the operation of any of the provisions of Paragraphs 10, 11 and 12 of this Agreement shall be deemed to be unlawful or otherwise unenforceable, then the coverage of such provisions shall be deemed to be restricted as to duration, geographical scope or otherwise to the extent, and only to the extent, necessary to make such provisions lawful and enforceable in the particular jurisdiction in which such adjudication is made. Nothing herein shall be construed to prohibit the Company from pursuing any other legal or equitable remedies available to it for such breach, including the recovery of damages from the Executive.
           14. Severability. In the event any of the terms or provisions of this Agreement are found to be invalid, void or voidable for any reason whatsoever, such finding will not affect the remaining terms and provisions of this Agreement and they shall remain in full force and effect.
           15.   Governing  Law. This  Agreement  shall be governed
in all respects by the laws of the State of New York.
           16. Notices. Any notice required or given under this Agreement shall be sufficient if in writing and sent by registered mail or certified mail to the Executive or to the Company's vice-president of legal and business affairs at the respective addresses hereinabove set forth or to such other addresses as any of the parties hereto may designate in writing, transmitted by registered or certified mail to the other.
           17. Entire Agreement; Waiver; Modification. This Agreement contains the entire agreement between the parties hereto and supersedes all prior employment agreements and understandings relating to the subject matter hereof. Except where specific time limits are herein provided, no delay on the part of either party hereto in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any other power or right. No waiver, modification, or amendment of this Agreement or any provision hereof, shall be enforceable against either party hereto unless in writing, signed by the party against whom such waiver, modification or amendment is claimed, and with regard to any waiver, shall be limited solely to the one event.
           18. Successors and Assigns. If the Company shall at any time be merged or consolidated into or with any other corporation or corporations and this Agreement is not terminated pursuant to the provisions of Paragraph 8.F hereof, then the provisions of this Agreement shall be binding upon, enforceable against, and inure to the benefit of, the corporation resulting from such merger or consolidation and this provision shall be recurring and shall apply in the event of any and each subsequent merger or consolidation. The rights, privileges and benefits of the Executive under this Agreement shall not be transferred or assigned and the Company shall not transfer or assign any of its rights, privileges or benefits hereunder, save and except as a consequence of, or in connection with, the merger of consolidation thereof into or with any other corporation or corporations. This Agreement shall inure to and be binding upon respective legatees, heir, successors, permitted assigns and legal representatives of the parties hereto.

           19. Gender and Number. The gender and number used in this Agreement are used as a reference term only and shall apply with the same effect whether the parties are of the masculine or feminine gender, corporate or other form, and the singular shall likewise include the plural.

           20.   Captions.   The   captions   or  headings  of  the
Paragraphs are inserted only as a matter of convenience, and in no way define, limit or in any other way describe the scope of this Agreement or the intent of any provisions hereof.
      IN WITNESS WHEREOF, the parties hereto have executed this Agreement the date and year first above written.
                                    LANCIT MEDIA PRODUCTIONS LTD.

                                    By:     /s/ Marc L. Bailin
                                          Marc L. Bailin
                                          Secretary, General Counsel &
                                          Member of the Board of Directors
                                          & Compensation Committee



                                        EXECUTIVE

                                      /s/ Cecily Truett
                                  Cecily Truett

c:50090\truett2.emp

















                              EXHIBIT 10.18

             Consulting Agreement with Walden Partners, Ltd.

160431_5
                                  6





160431_5

                   LANCIT MEDIA PRODUCTIONS, LTD.
                        CONSULTING AGREEMENT


      Agreement (the "Agreement") dated as of the 20th day of October, 1995 (the "Effective Date") between LANCIT MEDIA PRODUCTIONS, LTD., a New York corporation and its subsidiaries and affiliates (collectively, the "Company"), and WALDEN PARTNERS, LTD., a New York corporation ("Consultant").

      WHEREAS, the Company is engaged in the acquisition and development of properties for and the production of "franchise"-based television series and made-for-television and feature motion pictures for children and family-oriented audiences and desires to obtain regular and customary consulting advice relating to the Company's internal operations, corporate transactions and the financial markets;

      WHEREAS, Consultant is engaged in the business of providing such advisory services;

      WHEREAS, the Company wishes to retain Consultant and Consultant wishes to participate in the development and growth of the Company, on the terms and conditions set forth below;

      NOW, THEREFORE, in consideration of the mutual premises set forth above and the covenants set forth herein, the parties hereto agree as follows:

      1. Purpose. For the Term (as defined in Section 2 below) and upon the terms and conditions set forth herein, the Company engages Consultant to provide consulting advice to the Company on financial, operational and any other matters, and Consultant accepts such engagement.

      2. Term. The period of the Consultant's engagement hereunder by the Company (the "Term") shall run from the Effective Date until October 31, 1996, unless this Agreement is terminated earlier in accordance with the provisions of
Section 7 hereof.

      3. Duties. (a) During the Term, Consultant shall provide the Company with such regular and customary consulting advice as is reasonably requested by the Company. It is understood and acknowledged by the parties that the value of Consultant's advice is not readily quantifiable, and that Consultant shall be obligated to render advice upon the reasonable request of the Company, in good faith, but shall not be obligated to spend any minimum or maximum amount of time in so doing. Consultant's duties shall include, at the reasonable request of the Company, but will not necessarily be limited to, providing recommendations concerning the following financial and related matters:

      A. Providing advice with regard to the Company's internal operations, including:

           1.   the  formulation  of the Company's  goals and their
                implementation;
           2.   the   Company's   financial   structure   and   its
                divisions or subsidiaries; and
           3.   the Company's organization and personnel.

      B. Providing advice with regard to any of the following corporate finance matters:

           1.   changes in the capitalization of the Company;
           2.   changes in the Company's corporate structure;
           3.   redistribution  of  shareholdings  of the Company's
                stock;
           4.   offerings  of the  Company's  securities  in public
                transactions;
           5.   sales  of  the  Company's   securities  in  private
                transactions;
           6.   alternative uses of the Company's assets;
           7.   structure and use of debt by the Company; and
           8. alternate methods for the Company to compensate employees.

      C.   Providing   advice   regarding  the   presentation   and
           dissemination of information about the Company to the investment community at large;

      D. Providing advice and assistance in connection with the preparation of annual and interim reports and press releases;

      E.   Assisting in the Company's  financial public  relations;
           and

      F. Arranging, on behalf of the Company, at appropriate times, meetings with brokers, fund managers and large investors.

      (b) In addition to the foregoing, Consultant shall furnish advice to the Company as reasonably requested by the Company in connection with (i) any acquisition and/or merger of or with other companies, divestiture or other similar transaction, or sale of the Company itself (or any significant percentage of its securities or assets, subsidiaries or affiliates), and (ii) bank financings or any other financing from financial institutions (including but not limited to lines of credit, performance bonds, letters of credit or loans).

      (c) Consultant shall render such other financial advisory and investment and/or investment banking advisory services as may from time to time be agreed upon by the Company and Consultant.

      (d) Nothing contained in this Agreement shall require the Company to request the advice of Consultant on any matters referred to in subsection (a) above or any other services from Consultant, and the Company may at any time and from time to time, in its sole discretion, obtain such advice or other services from any other person whatsoever.

      4. Compensation. The Company shall pay Consultant a fee of Ten Thousand and 00/100 Dollars ($10,000.00) per annum, which shall be payable in equal monthly installments of $833.34 on the first business day of each month during the Term, beginning on November 1st, 1995. As additional compensation for Consultant's services hereunder, the Company has granted to Consultant an option (the "Option") under Lancit Media Productions, Ltd. 1990 Stock Option Plan, as amended (the "Plan"), to purchase 13,400 shares (the "Option Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), at a per share exercise price equal to the "fair market value" (as defined in Section 5(A)(i) of the Plan) of a share of the Common Stock on the Effective Date. The option shall expire at midnight, New York City time, on October 20, 2000 (the "Expiry Date"), or prior thereto in accordance with the provisions of the Plan; provided, however, that, notwithstanding anything to the contrary contained in the Stock Option Agreement dated as of October 20, 1995, between the Company and the Consultant, if at any time prior to October 20, 1996, this Agreement shall be terminated either (i) by the Consultant pursuant to the provisions of Section 7 hereof or (ii) by the Company pursuant to the provisions of Section 7 hereof because John R. Costantino is no longer an employee of the Consultant, then the number of Option Shares subject to purchase upon exercise of the Option shall be reduced by the product (rounded to the nearest whole number) of (x) 13,400 and
(y) a fraction, the numerator of which shall be the aggregate number of days from and including the date of such termination of this Agreement through and including October 19, 1996, and the denominator of which shall be 365. The Option shall continue in effect until the Expiry Date with respect to the balance of the unpurchased Option Shares.

      5. Expenses. The Company shall promptly reimburse, or cause to be reimbursed, Consultant for all reasonable and customary out-of-pocket expenses incurred by Consultant during the Term in the performance of its duties hereunder, against receipt of appropriate documentation of such expenses when claiming reimbursement, which documentation shall be submitted no less often than on a quarterly basis; provided that any single expense either (i) in excess of $250.00 or (ii) which, during any three month period, when added to all other expenses during such period, shall in the aggregate exceed $500, shall be approved in advance by the Company.

      6. Non-Disclosure Covenant. (a) Consultant shall not, at any time during the Term or thereafter, communicate or disclose to any person other than the Company, or use, directly or indirectly, for its own account or benefit, without the prior written consent of the Company, any data, written materials, records, documents or other information relating to the Company which is of a confidential or proprietary nature or which Consultant acquired by virtue of work performed for the Company; provided, however, that notwithstanding the foregoing, this paragraph shall not apply to publicly available information or information otherwise lawfully obtained.

      (b) Consultant acknowledges that the Company will have no adequate remedy at law if the Consultant violates the terms of this Section. In such event, the Company shall have the right, in addition to any other rights it may have, to obtain injunctive relief to restrain any breach or threatened breach of this Section.

      7. Termination. (a) This Agreement may be terminated (i) by either the Company or Consultant upon not less than thirty (30) days prior written notice to the other party, or (ii) in the event that John R. Costantino shall no longer be an employee of Consultant for any reason, by the Company, at its sole option, immediately upon written notice to Consultant. Termination of this Agreement shall be effective on the date set forth in such notice as the termination date (the "Termination Date"), provided that, in connection with any termination pursuant to clause (i) hereof, the required advance notice has been provided.

      (b) In the event of any termination of this Agreement, either by Consultant pursuant to clause (i) of subsection (a) of this Section 7, or by the Company pursuant to clause (ii) of subsection (a) of this Section 7, Consultant shall be entitled to compensation only for its services up to and including the Termination Date in accordance with the provisions of Section 4.

      8. Independent Contractor. Nothing contained herein shall be construed as creating an employer-employee relationship between the Company and Consultant, and Consultant shall at all times during the Term provide its services hereunder to the Company as an independent contractor. It is expressly understood and agreed by the parties hereto that Consultant shall have no authority to act for, represent or bind the Company in any manner, except as may be agreed to expressly by the Company in writing from time to time.

      9. Miscellaneous. (a) This Agreement contains the entire agreement and supersedes all prior agreements and understandings, oral or written, between the parties hereto with respect to the subject matter hereof. This Agreement may be modified or amended only by a written instrument signed by each of the parties hereto.

      (b) Any notice or communication permitted or required hereunder shall be in writing and shall be deemed sufficiently given if hand-delivered or sent postage prepaid by registered certified mail, return receipt requested, to the respective parties as set forth below, or to such other address as either party may notify the other in writing:

====================================================================
      If to the Company to:        Lancit Media Productions, Ltd.
                                   601 West 50th Street
                                   New York, New York 10019
                                   Attn:  Vice President,
                                          Legal and Business
                                     Affairs
====================================================================
      with a copy to:              Marc Bailin, Esq.
                                   Rubin, Bailin, Ortoli, Abady &
                                    Fry, P.C.
                                 405 Park Avenue
                               New York, NY 10022
====================================================================
      If to Consultant, to:        Walden Partners, Ltd.
                                   150 E. 58th Street
                                   New York, NY  10155
                                   Attn:  John R. Costantino
====================================================================

      (c) This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective successors and assigns.

      (d) The headings contained in this Agreement are for reference purposes only and shall not affect the construction or interpretation of this Agreement.

      (e) The invalidity of all or any part of any section or paragraph of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section or paragraph. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

      (f) This Agreement may be executed in any number of counterparts, each of which shall, when executed, be deemed to be an original, but all of which together shall constitute one and the same instrument.

      (g) This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of New York, applicable to agreements made and to be performed wholly within such jurisdiction.

      (h) Any dispute or controversy arising between the Company and Consultant under this Agreement shall be submitted to arbitration before a single arbitrator appointed in accordance with the rules of the American Arbitration Association in New York, New York. The arbitration proceedings shall be conducted in accordance with the rules of such Association and the decision of the arbitrator shall be final and binding upon the parties hereto.

           IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

WALDEN PARTNERS, LTD.               LANCIT MEDIA PRODUCTIONS, LTD.
(Employer I.D. #13-3651788)




By: /S/ John R. Costantino
        John R. Costantino


By: /S/ Laurence A. Lancit
         Laurence A. Lancit




















                               EXHIBIT 23

                  Consent of Feldman Radin & Co., P.C.

           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   We hereby consent to the incorporation by reference in (i) the Registration Statement on Form S-3, as amended (File No. 33-70856),
(ii) the  Registration  Statement  on Form  S-1  (File  No.  33-48236),
(iii) the  Registration  Statement  on Form S-8  (File  No.  33-53472),
(iv) the Registration Statement on Form S-8 (File No. 33-77834), (v) the Registration Statement on Form S-8 (File No. 33-90506), (vi) the Registration Statement on Form S-8 (File No. 33-80447), and (vii) the Registration Statement on Form S-8 (File No. 33-80449) of Lancit Media Productions, Ltd. (the "Registrant") of our report dated August 28, 1996 appearing in this Annual Report on Form 10-K of the Registrant for the year ended June 30, 1996.




 /s/ Feldman Radin and Co., P.C.

FELDMAN RADIN & CO., P.C.

Certified Public Accountants


New York, New York
September 20, 1996

- -----------------------------------------------------------------------

- -----------------------------------------------------------------------