Form 10-K/A
period 1996-06-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1996-10-28
CIK 868796

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-K/A

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate  market value of voting  stock held by  non-affiliates:
$57,396,278 on September 27, 1996.

      Number of shares of Common Stock outstanding: 6,626,750 on September 27, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                      TABLE OF CONTENTS
                  FORM 10-K/A ANNUAL REPORT
           FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                LANCIT MEDIA PRODUCTIONS, LTD.

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

      In September 1996, Discovery Communications, Inc. ("DCI") entered into a non-exclusive strategic programming alliance with Lancit and invested $5 million for an initial 6.6% equity stake in the Company. DCI is a large privately held, diversified media company which owns cable television's Discovery Channel and The Learning Channel, as well as the national retailing chain, The Nature Company.

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

      Passporte Productions/Raven-Symone. The Company is in the later stages of negotiation for a co-development agreement with Passporte Productions ("Passporte"), one of whose principals is Raven-Symone, one of television's top child stars (THE COSBY SHOW, HANGIN' WITH MR. COOPER). Under the terms of the proposed agreement, Passporte will be based at the Company's New York headquarters. The Company and Passporte intend to co-develop television, motion picture and home video properties specifically with Raven in mind and the Company will also receive a "first look" at other Passporte-originated development projects. Strategy is in the later stages of negotiation of an agreement under which it will act as exclusive licensing agent for projects co-developed by the Company and Passporte, including those which feature Raven-Symone.


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

      The Company is in active negotiations to co-develop and produce a feature motion picture based on the property with the production company of a major Hollywood star. The star has agreed, subject to script approval, to play a key role in the film. No assurance can be given that such negotiations will lead to an agreement. The Watsons Go To Birmingham - 1963 explores one of the most significant and heroic moments in the history of America's Civil Rights Movement as seen through the eyes of an African-American child. Strategic Programming Alliance With Discovery Communications, Inc.

      In September 1996, Discovery Communications, Inc. entered into a strategic programming alliance with Lancit and invested $5 million for an initial 6.6% equity stake in the Company ($11.41 per share). DCI may also purchase, what currently represents, an additional 6.2% stake in the Company through exercise of warrants at $13 per share.

      DCI is a large privately held, diversified media company that owns such well-known operations as cable television's Discovery Channel and The Learning Channel, as well as the national retailing chain, The Nature Company. DCI is 49% owned by Liberty Media Corporation, a division of cable giant Tele-Communications, Inc. The Discovery Network reaches over 69 million homes domestically, which represents near universal cable access.

      Under the terms of the programming alliance between Lancit and DCI, DCI will fully fund the development and production of approved newly developed Lancit children's series for "Discovery Kids", a new Sunday morning block of children's programs on Discovery Channel debuting in 1997. The agreement also contemplates Lancit creating on-air interstitial and promotional programming spots for the block. The non-exclusive agreement between the parties applies to newly created information-based programming concepts and not to Lancit shows already in development or production. However, Lancit properties may also find a home on a DCI-owned cable channel in the U.S. or abroad. For example, the Discovery Kids network in Latin America is expected to be airing The Puzzle Place(R) every day beginning in early 1997.

      Under the agreement, the Company will derive production-related revenues from programming it produces for DCI and will participate in income generated by DCI from licensed product sales based on that programming. Lancit will be entitled to 25% of the income derived by DCI from sales of third party licensed products based on Lancit- produced programs. On products that DCI manufactures, the Company will receive a lesser percentage share of manufacturer's net revenues.

      Management currently anticipates that production activities related to this programming alliance should commence during the three month period ending March 31, 1997.


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

      Other Areas Under Consideration

      The Company continues to evaluate potential business opportunities in several markets which it believes present natural tie-ins to its core production and licensing businesses. These markets include specialty and school-related children's products, book publishing, animation and direct-to-consumer sales. The Company may consider entering one or more of these business areas in partnership with larger media companies, and intends to explore such opportunities with DCI as well as with other potential strategic alliance candidates.


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

                                   Year Ended
                                    June 30,
               ----------------------------------------------------------
                   1996         1995       1994         1993         1992
Statement of
  Operations
Data:
Revenues       $ 9,061,213 $ 17,882,479 $8,914,698   $3,670,990  $ 2,821,010
Income (loss)
from
continuing     $(3,700,713)$  1,247,499 $   34,874   $ (996,823) $  (300,514)
operations (1)
Income (loss)
from
continuing
operations     $     ($.60)$       .20 $      .01   $     (.25)  $     (.10)
per common
share (1)
Weighted
average
shares used       6,177,051  6,365,741  6,154,223     3,944,010   3,018,340
in computation
Balance Sheet
  Data:
Total assets    $14,388,166 $22,395,858 $16,926,998  $5,494,714 $ 2,274,509



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

Liquidity and Capital Resources

      As of June 30, 1996 the Company's balance sheet remains in healthy condition with cash and cash equivalents as of June 30, 1996 of approximately $3.4 million, a current ratio of 3.3 to 1 and no long-term debt.

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

      In September 1996, Discovery Communications, Inc. invested $5 million in the Company in return for a 6.6% equity stake in Lancit. DCI may also purchase, what currently represents an additional 6.2% stake in the Company through the exercise of warrants at $13 per share. Management believes that its present cash position and strong liquidity will enable the Company to meet all capital requirements over at least the next 12 months. In the event the Company aggressively pursues growth opportunities which could arise over the foreseeable future, additional capital may be required. The Company and its investment banker, Allen & Co., may pursue additional strategic alliances which present a source of capital and attractive business opportunities for the Company. Also, citing business opportunities believed to be available to it, the Company decided to no longer pursue its previously announced proposed purchase of a minority stake in EPI, Ltd. Management does not expect inflation to have a significant impact on the business.


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

      The ability of the Company to successfully negotiate and enter into agreements to acquire rights, develop, produce, market and distribute entertainment and licensing projects; and

      The  effects  of,  and  changes  in,  consumer  tastes,  economic  and tax policies, social and economic conditions, and laws and regulations, including governmental action or legal proceedings relating to intellectual property rights and intellectual property licenses and the adoption of new, or changes in, accounting policies.










Item 8.     Financial Statements and Supplementary Data

       See financial statements set forth in Item 14 of this annual report.

Item 9.    Changes in and  Disagreements  with Accountants on
           Accounting and Financial Disclosure

       None

-----------------------------------------------------------------------
                               PART III
-----------------------------------------------------------------------

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

                       SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                                                  Securities
                        Year                                      Underlying
    Name and            Ended                       Other        Options/SARs
Principal               June 30,  Salary   Bonus  Compensation       (#)
Positions

Cecily Truett             1996   $146,600 $10,665   $26,051           -
(Chief Executive          1995    133,300   2,000    43,357           -
Officer                   1994    122,519   2,000     7,759           -
 and   Chairman  of  the
Board)

Laurence A. Lancit        1996   $146,600 $10,665   $36,575           -
(President and Chief      1995    133,300   2,000    23,744           -
 Operating Officer)       1994    133,300   2,000    20,317           -

Arlene J.                 1996  $125,000  $10,665    $4,070           -
Scanlan                   1995   125,000    2,000     3,810         5,000
(President of Strategy)   1994   100,000    2,000         -        25,000


Orly Wiseman              1996  $123,625  $10,665    $3,969        32,500
(Senior Vice President -  1995   111,250    2,000     3,397        15,000
  Production)             1994    98,125    1,750     1,500        17,500


Marjorie Kaplan           1996  $108,848  $10,665   $43,180        57,500
(Senior  Vice  President  1995    80,415    2,000    22,001        15,000
- Marketing               1994    23,949        -     5,987        25,000
and Sales)

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

Common Stock Options

       In July 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") covering 200,000 shares of the Company's Common Stock, which was increased, over the years, to 1,000,000 shares, pursuant to which officers, directors, consultants and employees of the Company are eligible to receive non-qualified, or to the extent allowed, incentive stock options. Through October 1996, the 1990 Plan, which expires on July 19, 2000, is administered by the Compensation Advisory Committee (the "Advisory Committee") of the Board of Directors. In October 1996, in order to bring the Company's 1990 Plan into compliance with the new revisions in the SEC's regulation under Section 16 of the Exchange Act, the Company's Board amended the 1990 Plan to eliminate the Board's 3-member Advisory Committee. To the extent permitted under the express provisions of the 1990 Plan, the Advisory Committee has authority to determine the selection of participants, allotment of shares, price and other conditions of purchase of options and administration of the 1990 Plan in order to attract and retain persons instrumental to the success of the Company. From November 1, 1996, the Advisory Committee's function will be performed by the Board of Directors. Stock options granted under the 1990 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

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

                  Option/SAR Grants In Last Fiscal Year

                                                           Potential
                                                      Realizable Value at
                         Individual Grants            Assumed Annual Rates
                                                        of Stock Price
                                                        Appreciation1
                              % of
                 Number      Total
                 of         Options
                 Securities Granted   Exercise
                 Underlying   to      or Base  Expiration 0%($)  5% ($)  10% ($)
                 Options    Employees  Price     Date
                 Granted    in Fiscal   ($)
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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                        Number of         Value of
                                       Securities       Unexercised
                                       Underlying       In-the-Money
                                       Unexercised      Options at
                                        Options at     Fiscal Year End
                                       Fiscal Year           ($)1
                                     End (#)
                  Shares    Value
                           Realized              Unexer-              Unexer-
       Name      Acquired     ($)   Exercisable  cisable Exercisable  cisable
                    on
                 Exercise
                    (#)
Cecily Truett         -         -        -          -        -            -
Laurence A.           -         -        -          -        -            -
Lancit
Arlene Scanlan        -         -      21,667     8,333      -            -
Orly Wiseman       6,000     54,000    47,500    17,500    34,688      13,125
Marjorie Kaplan       -         -      80,000    17,500    92,500      13,125
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

Compensation Committee Interlocks and Insider Participation

       Laurence A. Lancit, the Company's President, serves on the Compensation Committee of the Board of Directors (the "Compensation Committee") and served on the Compensation Advisory Committee which administered the 1990 Plan through October, 1996. Cecily Truett, the Company's Chairman, also served on the Compensation Advisory Committee. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

       The Compensation Committee has the authority and responsibility for approving the overall compensation strategy for the Company and reviewing and making recommendations to the Board of Directors with respect to the Company's executive compensation. The Compensation Committee is comprised of two outside Directors, Marc L. Bailin and John R. Costantino, and a Named Executive Officer and Director, Laurence A. Lancit. In October 1996, in order to be in compliance with recent changes in the SEC's regulations under section 16 of the Exchange Act, the Board of Directors eliminated the 3-member Compensation Advisory Committee. The functions of the Compensation Advisory Committee were to grant options under, to construe or interpret the Company's 1990 Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for its administration, subject to the 1990 Plan's express terms and conditions. The Compensation Advisory Committee was comprised of Marc L. Bailin, Laurence A.
Lancit and Cecily Truett.

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

       The following table sets forth, as of September 27, 1996, the ownership of the Company's Common Stock held by (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers and (iv) all of the Company's directors and officers as a group. As of such date, the Company had 6,626,750 shares of Common Stock issued and outstanding. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group is presented in accordance with Rule 13d-3 of the Securities and Exchange Commission and includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options within 60 days. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all securities listed.

                           SECURITY OWNERSHIP
                                                    Number of         Percent
                                                     Shares             of
                                                  Beneficially         Class
                                                     Owned              (%)
Name and Address of Beneficial Owners
Discovery Communications, Inc.
7700 Wisconsin Avenue
Bethesda, Maryland                                   876,232 1           12.4%
20814...........................................

Directors, Nominees and Executive Officer2
Laurence A. Lancit............................     1,149,238 3           17.3%
Cecily Truett.................................     1,149,238 3           17.3%
Marjorie Kaplan...............................        80,000 4            1.2%
Arlene J. Scanlan.............................        61,667 4              *
Orly Wiseman..................................        61,000 5              *
John R. Costantino............................        26,400 6              *
Marc L. Bailin................................        24,000 7              *
Joseph Kling..................................         5,000 4              *
All Directors and Officers as a Group (12          1,610,905 4,5,6,7     23.1%
persons)1.....................................

*     Less than 1%

1     Includes warrants to purchase 438,116 shares. The foregoing information is
      derived   from  the   Schedule   13D  filed  with  the  SEC  by  Discovery
      Communications, Inc.

2 Address is c/o Lancit Media Productions, Ltd., 601 West 50th Street, New York, New York 10019 for all officers and directors.

3 Laurence A. Lancit and Cecily Truett are husband and wife. Includes (i) 560,653 shares of Common Stock held by the named individual's spouse, 2,932 held by the named individual's children and 25,000 shares held by a trust for the benefit of the named individual's children, and (ii) 560,653 shares of Common Stock held by the named individual. Each named individual disclaims beneficial ownership of the shares held by the spouse.

4 Includes options to purchase the following number of shares: Marjorie Kaplan - 80,000, Arlene J. Scanlan - 21,667, Joseph Kling - 3,000, all Officers and Directors as a group - 352,567.

5 Includes options to purchase 7,500 shares owned by Mr. Ed Wiseman, Ms. Wiseman's husband, in which options Ms. Wiseman disclaims any beneficial interest, and options to purchase 47,500 shares owned by Ms. Wiseman.

6 Includes options to purchase 13,400 shares owned by Walden Partners, Ltd., of which Mr. Costantino is a vice president, director and principal, and options to purchase 3,000 shares owned by Mr. Costantino.

7 Includes 15,000 shares owned by Marie Valdes, M.D., wife of Mr. Bailin, in which shares Mr. Bailin disclaims any beneficial interest, and options to purchase 3,000 shares owned by Mr.
      Bailin.


Item 13.    Certain Relationships and Related Transactions

       The Company's general counsel is Rubin Bailin Ortoli Mayer Baker & Fry, LLP of which Marc L. Bailin is a partner. The Company paid legal fees of $121,157, $135,140 and $113,965 to Rubin Bailin Ortoli Mayer Baker & Fry, LLP and its predecessor firm, for the years ended June 30, 1996, 1995 and 1994, respectively.

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


Simultaneously with the equity purchase transaction between DCI and the Company on September 25, 1996, the Company entered into a non-exclusive Production Output Agreement pursuant to which the Company will develop and produce children's programming for Discovery Channel's new Sunday children's block. The Company will derive production-related revenues from programming it produces for DCI and will participate in income generated by DCI from licensed product sales based on that programming.

-----------------------------------------------------------------------
                                PART IV
-----------------------------------------------------------------------

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

   10.19 Stock Purchase Agreement with Discovery Communications, Inc.

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

CONSOLIDATED STATEMENT OF OPERATIONS                     F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY           F-5

CONSOLIDATED STATEMENT OF CASH FLOWS                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-7-18























                             F-1

-----------------------------------------------------------------------

-----------------------------------------------------------------------

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

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                  Year ended June 30,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------   ----------   ----------
REVENUES:
  Production and royalties              $  6,812,975  $ 15,532,607 $ 8,579,761
  Licensing agent fees                     2,248,238    2,349,872      334,937
                                          -----------   ----------   ----------

                                           9,061,213    17,882,479   8,914,698
                                          -----------   ----------   ----------

OPERATING EXPENSES:
  Production and royalties                 6,580,666    13,550,150   7,017,537
  Licensing agent - direct costs           1,175,699    1,184,345      676,765
  General and administrative               2,438,471    2,168,827    1,630,860
  Write-down related to project and        2,650,000        --           --
    re-structuring charge                 -----------   ----------   ----------

                                          12,844,836    16,903,322   9,325,162
                                          -----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS             (3,783,623)     979,157     (410,464)

INTEREST INCOME - NET                        276,570      506,316      228,761
                                          -----------   ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST     (3,507,053)   1,485,473     (181,703)

PROVISION FOR INCOME TAXES - CURRENT         (87,900)     (38,000)      --

MINORITY INTEREST                           (105,760)    (199,974)     216,577
                                          -----------   ----------   ----------

NET INCOME (LOSS)                       $ (3,700,713) $ 1,247,499  $    34,874
                                          ===========   ==========   ==========

NET INCOME (LOSS) PER SHARE             $      (0.60)       0.20   $      0.01
                                          ===========   ==========   ==========

WEIGHTED AVERAGE SHARES                    6,177,051    6,365,741    6,154,223
                                          ===========   ==========   ==========












                See notes to consolidated financial statements.

                 LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                         Retained
                                             Additional  Earnings     Total
                           Common Stock      Paid-in  (Accumulated Stockholders'
                         -----------------
                          Shares    Amount    Capital    Deficit)     Equity
                         --------  -------  ----------  ---------- -----------

BALANCE - July 1, 1993   4,455,322 $ 4,455  $5,617,874  $ (883,742) $4,738,587

Shares issued in connection
  with exercise of options and
  warrants (net of
  expenses)              1,591,312   1,592   6,597,803       --      6,599,395
Shares issued in connection
  with acquisition          55,000      55     185,570       --        185,625
Net income                   --        --        --        34,874       34,874
                          --------  -------  ----------  ----------  ----------

BALANCE - June 30, 1994  6,101,634  6,102   12,401,247   (848,868)  11,558,481

Shares issued in connection
  with exercise of options and
  warrants (net of
  expenses)                 56,000     56      165,059       --        165,115
Net income                   --        --        --     1,247,499    1,247,499
                          --------  -------  ----------  ----------  ----------

BALANCE - June 30, 1995  6,157,634  6,158   12,566,306    398,631   12,971,095

Shares issued in connection with
  exercise of options (net
  of expenses)              30,000     30       13,096      --          13,126
Net loss                     --        --         --   (3,700,713) ( 3,700,713)
                          --------  -------  ----------  ----------  ----------

BALANCE - June 30, 1996  6,187,634 $ 6,188 $12,579,402$(3,302,082)  $9,283,508
                         ========  =======  ==========  ==========  ==========

















                 See notes to consolidated financial statements.

                 LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year ended June 30,
                                                --------------------------------
                                                  1996       1995       1994
                                                ---------- ---------- ----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (3,700,713)  1,247,499     34,874
                                                ---------- ---------- ----------

  Adjustments  to  reconcile  net  income  (loss)  to net  cash  from  operating activities:
     Amortization of film and program costs     3,869,945   6,334,297  4,695,339
     Write-down related to project              2,500,000       -          -
     Depreciation and other amortization          407,313    348,615    214,857
     Minority interest                            105,760    199,974   (211,677)

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts
      receivable - current                      3,128,355 (3,796,488)(1,317,300)
   (Increase) decrease in accounts
      receivable - non-current                  1,227,792 (3,105,670)     --
   Additions to film and program costs         (7,076,993)(8,557,597)(5,878,777)
   (Increase) decrease in prepaid expenses       (186,308)   (24,491)   (18,529)
   (Increase) decrease in deposits receivable     (17,056)     2,185      3,701
   Increase (decrease) in accounts payable
     and accrued expenses                         320,501      6,440   (212,832)
   Increase (decrease) in participations
     payable - current                            293,628    906,363       --
   Increase (decrease) in participations
     payable - non-current                       (341,462) 1,220,148       --
   Increase (decrease) in deferred
     revenue - current                         (3,479,961) 1,611,401  2,912,751
   Increase (decrease) in deferred
     revenue - non-current                       (938,346)   111,921  1,655,138
                                                ---------- ---------- ----------
                                                 (186,832)(4,742,902) 1,842,671
                                                ---------- ---------- ----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES   (3,887,545)(3,495,403) 1,877,545
                                                ---------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (162,589)  (334,680)  (877,245)
  Net cash acquired in acquisition                 --         --         33,889
                                                ---------- ---------- ----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES     (162,589)  (334,680)  (843,356)
                                                ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         13,126    165,115  6,599,395
                                                ---------- ---------- ----------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES       13,126    165,115  6,599,395
                                                ---------- ---------- ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          (4,037,008)(3,664,968)7,633,584

CASH AND CASH EQUIVALENTS - beginning of year    7,395,238 11,060,206 3,426,622
                                                ---------- ---------- ----------

CASH AND CASH EQUIVALENTS - end of year        $ 3,358,230  7,395,238 11,060,206
                                                ========== ========== ==========

CASH PAID DURING THE YEAR FOR:
  Income taxes                                 $    35,867     14,684     --
                                                ========== ========== ==========




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

2.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                    June 30,
                                 ---------------------------
                                     1996          1995
                                 -------------  ------------

Production and office equipment   $1,826,639     $1,673,822
Leasehold improvements               390,727        380,955
                                 -------------  ------------
                                   2,217,366      2,054,777
Less accumulated depreciation     (1,384,760)      (993,899)
                                 -------------  ------------

Property and equipment, net $      $ 832,606     $1,060,878
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

      The Company currently has no outstanding warrants. Previously, the Company had outstanding warrants as follows:

                                       Warrants       Exercise
                                   or Unit Purchase   Price per
                                       Options          Share
                                     -------------  ------------
      Outstanding at July 1, 1993     1,536,737     $2.00 - $6.00
          W Warrants exercised         (531,662)        $2.00
          Z Warrants exercised         (894,650)        $6.00
          Underwriter's Unit Purchase
            Option exercise             (75,000)        $4.80
          Warrants expired               (5,425)    $2.00 - $6.00
                                     -------------  ------------
      Outstanding at June 30, 1994       30,000         $6.00
          Z Warrants exercised          (30,000)        $6.00
                                     -------------  ------------
      Outstanding at June 30, 1995          -             -
          and 1996                   =============  ============


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


6.    FILM AND PROGRAM COSTS

      Components of film and program costs (net of accumulated amortization) consist of the following:
                                                   June 30,
                                      ---------------------------------
                                           1996                1995
                                       ------------       -------------

Productions completed and released      $2,329,015         $  505,834
Productions in progress                  2,851,378          3,958,207
Story rights and scenarios                 346,713            136,442
                                       ------------       -------------

Total film and program costs, net       $5,527,106         $4,600,483
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




      The Company's other various options covering shares of common stock, not under any form of a plan, are as follows:
                                                 Exercise Price
                                Options            Per Share
                              ------------        ------------

Outstanding at July 1, 1993      15,000              $3.75
    Options exercised           (10,000)             $3.75
                              ------------        ------------
Outstanding at June 30, 1994      5,000              $3.75
    Options exercised            (4,000)             $3.75
                              ------------        ------------
Outstanding at June 30, 1995      1,000              $3.75
    and 1996                  ============        ============


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
                                                =============

      The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before provision for income taxes and minority interest as follows:
                                    June 30,
                            -----------------------------------
                                           1996        1995        1994
                                        ----------  ----------  ----------

Income tax provision (benefit)
  computed at the statutory rate        (1,265,000)    450,000      12,000

Income tax benefit of disqualifying
  dispositions                            (110,000)   (127,000)   (460,000)

Net tax effect of other permanent
  differences                               34,000     (39,000)

Tax effect of temporary differences         33,000    (369,000)       -

Income tax benefit not recognized        1,308,000      85,000     448,000

Provision for state income taxes            87,900      38,000        -
                                         ----------  ----------  ----------

Income tax provision                    $   87,900      38,000        -
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

Dated:  October 28, 1996
                                   LANCIT MEDIA PRODUCTIONS, LTD.

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

        Name                      Titles                    Date
----------------------  ----------------------------  ------------------
                        Chairman of the Board,
                        Chief Executive Officer
/s/ Cecily Truett       and Director                  October 28, 1996
----------------------  (Principal Executive
Cecily Truett           Officer)



                        President, Chief Operating
/s/ Laurence A. Lancit  Officer and Director          October 28, 1996
----------------------
Laurence A. Lancit


                        Senior Vice President,
                        Chief Financial Officer
                        and Treasurer (Principal      October 28, 1996
/s/ Gary Appelbaum      Financial and Accounting
----------------------  Officer)
Gary Appelbaum


/s/ Marc L. Bailin      Secretary and Director        October 28, 1996
----------------------
Marc L. Bailin

/s/ Joseph Kling        Director                      October 28, 1996
----------------------
Joseph Kling

/s/ John R. Costantino  Director                      October 28, 1996
----------------------
John R. Costantino

-----------------------------------------------------------------------

-----------------------------------------------------------------------













                             EXHIBIT 10.1

              Employment Agreement with Laurence A. Lancit











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

WALDEN PARTNERS, LTD.               LANCIT MEDIA PRODUCTIONS, LTD.
(Employer I.D. #13-3651788)




By: /S/ John R. Costantino
         John R. Costantino


By:  /S/ Laurence A. Lancit
          Laurence A. Lancit

                             EXHIBIT 10.19

     Stock Purchase Agreement with Discovery Communications, Inc.















                     STOCK PURCHASE AGREEMENT

           STOCK PURCHASE AGREEMENT, dated as of September 25, 1996 (this "Agreement"), between DISCOVERY COMMUNICATIONS, INC., a Delaware corporation ("DCI") and LANCIT MEDIA PRODUCTIONS, LTD., a New York corporation (the "Company").

                           R E C I T A L S

                DCI is engaged in the business of,  among other  things,  owning and operating certain cable television channels;
                The Company is engaged in the business of acquiring, developing, and producing television series and made-for-television and feature motion pictures for children and family-oriented audiences and exploiting subsidiary and ancillary rights derived therefrom, including without limitation, merchandising and licensing rights;
           C. The Company desires to sell, and DCI desires to purchase, shares of $.001 par value common stock issued by the Company ("Common Stock") on the terms and conditions contained herein; and
           D. Simultaneously with entering into this Agreement, the parties hereto are entering into a Production Output Agreement (the "Output Agreement"), a copy of which is attached hereto as Exhibit 1.

           NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:
        The Closing
                (a) Purchase and Sale of Stock. Subject to the terms and conditions of this Agreement, the Company shall issue and sell to DCI, and DCI shall purchase 438,116 shares of Common Stock (the "Purchased Shares") and Warrants (as defined in Section 2 of this Agreement) to purchase shares of Common Stock as set forth in Section 2.
                (b) Closing. The closing of the sale and purchase of the Shares and the Warrants (the "Closing") shall take place on the later of September 27, 1996, or the Effective Date (as defined herein). The date of such Closing is hereinafter referred to as the "Closing Date."
                (c) Purchase Price. The purchase price to be paid by DCI to the Company for the Shares and the Warrants shall be Five Million Dollars ($5,000,000) (the "Purchase Price"), which shall be paid at Closing by wire transfer of immediately available funds to an account designated by the Company.
      Section 2.   Stock Warrants
                (a) Granting of Warrants. At Closing, the Company shall issue transferable warrants (the "Warrants") to DCI to purchase 438,116 shares of Common Stock (the "Warrant Shares"), at an exercise price of thirteen dollars ($13.00) per share, exercisable at any time during the forty-eight (48) month period commencing on the Closing Date.
                B.    Form of Warrants.  Warrants shall be
substantially in the form attached as Exhibit A hereto.

      III.    Representations and Warranties of the Company.
The Company hereby represents, warrants, covenants and
agrees as follows:
                A. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, and is duly licensed or qualified and in good standing as a foreign corporation in each jurisdiction where the properties owned, leased, used or operated by it or the nature of the business conducted by it require it to be so qualified except for such failures to be so licensed or qualified which, individually or in the aggregate, have not had and will not have a material adverse affect on the condition (financial or other), assets, liabilities, results of operations, business or prospects of the Company or a material adverse effect on the ability of the Company to perform its obligations hereunder or under the Output Agreement. True and complete copies of the Certificate of Incorporation of the Company and all amendments thereto (the "Certificate of Incorporation") and the By-Laws of the Company and all amendments thereto (the "By-Laws"), certified by the Secretary or Assistant Secretary of the Company, have been furnished to DCI. Each of such documents is in full force and effect in the respective form delivered to DCI. The minute books of the Company accurately and fairly reflect all meetings of, and contain true and complete originals of all written consents in lieu of meetings executed by, the Board of Directors (and all committees thereof) and shareholders of the Company. All material actions and transactions taken or entered into by the Company or otherwise requiring action by its Board of Directors or shareholders have been duly authorized or ratified as necessary and are evidenced in such minute books. The stock certificate books and stock records of the Company are true and complete.
                B. The Company has full  corporate  power and  authority to own, lease and operate the properties now owned, leased or operated or proposed to be owned, leased or operated by it, as and in the places where such properties are now or are proposed to be owned, leased or operated, and to carry on its business as and in the places as such business now is or is proposed to be conducted.
                C. The  authorized  capital  stock of the  Company  consists  of
15,000,000 shares of Common Stock of which (prior to giving effect to the transactions contemplated by this Agreement) 6,188,634 are outstanding. All of the issued and outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and non-assessable. All of the Purchased
Shares, Warrant Shares and Additional Shares (as defined in Section 7) when issued will be duly authorized and validly issued and outstanding, fully paid and nonassessable and free and clear of any liens, pledges, options, encumbrances, charges and claims of any kind except for any of the foregoing resulting from any actions or inactions on the part of DCI upon the acquisition thereby. (The Purchased Shares, Warrant Shares and Additional Shares referred to hereinafter collectively as "Shares".)
                D.  Except as set forth on  Schedule  3(d)  hereto and except as contemplated by this Agreement in favor of DCI, there are no outstanding securities convertible into or exchangeable for shares of Common Stock, or rights, options or warrants to purchase Common Stock or such convertible or exchangeable securities or rights, options or warrants or any agreements, arrangements or understandings to issue any of the foregoing (collectively, "Rights"). There are no agreements or understandings of any kind to which the Company is a party or by which it is bound relating to the redemption or repurchase of any shares of Common Stock. Except as set forth on Schedule 3(d) hereto and for this Agreement with respect to DCI, there are no voting trust or other arrangements, agreements or understandings with respect to the ownership, transfer, registration or voting of Common Stock.
                E. The Company has full  corporate  power and authority to make, execute, deliver and perform this Agreement and the Output Agreement. This Agreement and the Output Agreement have each been duly executed and delivered by the Company. The execution, delivery and performance by the Company of this Agreement and the Output Agreement, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate action on the part of the Company. This Agreement and the Output
Agreement each constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its respective terms, except that (i) such enforceability may be subject to bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights, and (ii) the remedy of specific performance and injunction and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought. (f) None of the execution or delivery of this Agreement or the Output Agreement, the performance by the Company of the terms hereof or thereof, or the consummation of the transactions contemplated hereby or thereby (i) will result (upon notice, with lapse of time or otherwise) in a breach of the terms or conditions of, a default under, a conflict with, or the acceleration of (or the creation in any individual, corporation, partnership, limited liability company, trust, governmental agency or other entity (each, a "Person") any right to cause the acceleration of) any performance or any increase in any payment required by, or the termination, suspension,  modification,  impairment  or  forfeiture  (or the  creation in any
Person of any right to cause the termination, suspension, modification, impairment or forfeiture) of any rights or privileges of the Company under, the Certificate of Incorporation, the By-Laws, any material agreement, instrument or undertaking, any award, order, writ, decree, injunction or judgment of, or any stipulation entered into in connection with any action or proceeding before, any court, arbitrator or administrative or regulatory authority (collectively, "Judgments") or regulatory or other restriction or obligation to which the Company is a party or by which the Company or its properties, assets or business may be bound or affected, (ii) will result (upon notice, with the lapse of time or otherwise) in the creation, imposition or right to exercise or foreclosure of a lien, charge, security interest, option, equity, claim or other encumbrance of any nature whatsoever (collectively, "Liens") upon or in any of the Shares, or a material Lien upon any of the assets or properties of the Company or (iii) does or will conflict in any material respect with, or result in any material violation of, any ordinance, statute, law, rule or regulation (collectively "Laws") applicable to the Company or by which the Company or its properties, assets or business may be bound or affected. There are no restrictions on the ownership, transferability or voting of the Shares imposed by the Certificate of Incorporation or the By-Laws, by any agreement to which the Company is a party or by any Law to which the Company is subject, except as contemplated by Section 6(a) hereof, other than the holders of stock options as described on Schedule 3(d). No Person has any preemptive rights or other rights to purchase Common Stock or other securities of the Company with respect to or by reason of the issuance or sale of any of the Shares, and no issuance or sale of any of the Shares will result in the adjustment of the number or amount of shares of Common Stock, other capital stock or other securities issuable or deliverable upon exercise of any Rights by reason of anti-dilution or other provisions, other than the holders of stock options as described on Schedule 3(d).
           (g) The Company has heretofore furnished DCI with copies of the audited balance sheets of the Company at June 30, 1996, 1995 and 1994 and the statements of operations, changes in stockholders' equity and cash flows (the "Financials") of the Company for each of the years in the three-year period ended June 30, 1996, certified by Feldman Radin & Co., P.C., whose opinion thereon are included therewith. The Financials (i) were prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied throughout the periods indicated and applied on a basis consistent with preceding years, (ii) were prepared in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the "Commission") and (iii) fairly present the financial condition and the results of operations of the Company as at the dates and for the periods indicated. Except as and to the extent reflected, disclosed or reserved against on the balance sheet of the Company at June 30, 1996 (the "Balance Sheet"), the Company did not have, as of the date of the Balance Sheet, any debt, liability or obligation of any nature whatsoever, whether accrued, absolute, contingent or other, and whether due or to become due, including, without limitation, any liability or obligation on account of taxes or other governmental charges or penalties, interest or fines in respect thereof, which, singly or in the aggregate, was material and which were required to be reflected on the Balance Sheet in accordance with GAAP. Except for liabilities and obligations incurred in the ordinary course of business since the date of the Balance Sheet, which are not, singly or in the aggregate, material, the Company has no liabilities or obligations, whether accrued, absolute, contingent or other, and whether due or to become due, nor has there been any aspect of the prior or current conduct of the business of the Company which may form the basis for any material claim by any third party which if asserted could result in any such liabilities or obligations, which are not fully reflected or reserved against in the Balance Sheet. Since June 30, 1996, there has not been any change, and the Company does not know of any development of a nature that is reasonably likely to result in a change, in the condition (financial or other), assets, liabilities, results of operations, business or prospects (as such prospects relate particularly to the Company, not to business conditions generally) of the Company, other than changes in the ordinary course of business, none of which has been or will be (singly or in the aggregate) materially adverse. Without limiting the generality of the foregoing, since June 30, 1996 the Company has not:
             (i) except as disclosed on Schedule 3(d), issued, sold or delivered any capital stock or other equity securities or bonds or other debt instruments, granted any Rights or incurred, assumed or guaranteed any indebtedness for money borrowed;
            (ii) incurred or became subject to any material obligation or liability (absolute or contingent) except current liabilities incurred, and obligations under agreements entered into, in the ordinary course of business;
           (iii) discharged or satisfied any Lien, or paid, canceled, compromised or otherwise satisfied any obligation, indebtedness or liability (absolute or contingent) other than the payment in the ordinary course of business of current liabilities or incurred since the date thereof in the ordinary course of business;
            (iv) declared or made any payment of any dividend or other distribution (whether in cash, securities, properties or otherwise) in respect of capital stock or purchased or redeemed any capital stock or other securities or any Rights;
             (v)  subdivided, combined, reclassified or
recapitalized any capital stock;
            (vi) mortgaged, pledged, subjected to or suffered to exist any Lien upon any of its assets, except the lien of current real and personal property taxes not yet due and payable;
           (vii) sold or transferred or made any disbursement or disposition of any portion of its assets, except in the ordinary course of business, or canceled or agreed to cancel any material debts or claims;
          (viii) suffered any material loss or damage, whether or not covered by insurance, or waived or released, or agreed to waive or release, any rights except in the ordinary course of business;
            (ix)  entered into any transaction other than in
the ordinary course of business;
             (x) except as set forth in Schedule 3(g) or in the ordinary course of business (A) increased the rate of compensation payable or to become payable by it to any of its officers, directors, agents, or employees whose base salary (excluding any amount payable pursuant to clauses (B), (C) or (D) of this subsection) is in excess of $75,000 per annum (hereinafter "Significant Employees"), or (B) increased the rate of compensation payable or to become payable to any of its employees who are not Significant Employees, except reasonable increases consistent with past practices, or (C) granted, made or accrued any bonus, incentive compensation, service award or other like benefit, contingently or otherwise, to or to the credit of its officers, directors, employees or agents, or (D) made any employee welfare, pension, retirement, profit-sharing or similar payment or arrangement, or (E) paid any material severance or termination pay to any officer, director, employee or agent;
            (xi) added to, modified or terminated any employee benefit plans, arrangements or practices, other than (A) contributions made in accordance with the normal practice of the Company or (B) the extension of coverage to other employees or agents who became eligible after the date of the Balance Sheet;
           (xii) except as set forth on Schedule 3(g), terminated, rescinded, modified, amended or renewed, or waived or released any material term, condition or provision of, any material contract, agreement, arrangement or understanding to which it is a party;
          (xiii) except as set forth on Schedule 3(g), purchased, leased or acquired any additional assets except in the ordinary course of the Company's business and consistent with past practice or made any extraordinary capital or operating expenditure, capital addition or improvement;
           (xiv)  changed in any material respect its
business or accounting policies or practices;
            (xv) directly or indirectly made any loan to any of its officers or directors, or any material loan, advance or other payment to its shareholders or any Person that, directly or indirectly, controls, is controlled by or under common control with the Company ("Affiliates") other than loans to employees for business expenses incurred in the ordinary course; or
           (xvi)  entered into any contract, agreement,
arrangement or understanding to do any of the foregoing.
           (h) The books of account of the Company have been maintained in accordance with good business and accounting practices and accurately and fairly reflect all of the properties, assets, liabilities and transactions of the Company.
           (i) Except as set forth in Schedule 3(i), the Company has good and marketable title, in all material respects, to all of the properties and assets, real and personal, tangible and intangible, reflected on the Balance Sheet (except as sold or otherwise disposed of by it in the ordinary course of business since the date of the Balance Sheet), and owns, leases or otherwise has sufficient legal right to use all other properties and assets, real and personal, tangible or intangible, used in or necessary for the conduct of its business as currently conducted and as currently proposed to be conducted (except for properties or assets the failure of which to so own, lease or have the right to use has not and will not have a material adverse effect on the condition (financial or other), operations, results of operations, business or prospects of the Company), in each case free and clear of all Liens except (i) Liens referred to in the notes to the Balance Sheet as securing specified liabilities (with respect to which no default, event of default or event which with or without notice or lapse of time or both would constitute a default exists or is claimed to exist); (ii) minor imperfections of title and Liens, if any, which are not substantial in amount, do not materially detract from the value of the properties of the Company taken as a whole, or materially impair the operations of the Company; and (iii) the Lien for any current real or personal property taxes not yet due and payable.
           (j) All of the real property and improvements thereon and equipment owned or leased by the Company and which are material to the Company's operations are adequately insured and in good condition and repair, subject to normal wear and tear, reasonably suited for the uses intended, and, to the knowledge of the Company, are operated in conformity with all applicable material building, zoning, subdivision, environmental, land-use, fire and other Laws. All material leases and licenses pursuant to which the Company is either the lessee, lessor, licensee or licensor of any real or personal property are valid and effective in accordance with their terms; and there is not under any of such leases any existing or, to the Company's knowledge, claimed default or event of default or event which with notice or lapse of time or both would constitute a default.
           (k) Except as set forth on Schedule 3(k), all notes receivable and accounts receivable shown on the Balance Sheet and all such receivables held by the Company on the date hereof have been and are valid and have been collected or, to the knowledge of the Company, are collectible to the extent of the excess thereof over any reserves for the collectibility thereof reflected on the Balance Sheet.
           (l) The Company is not indebted to any of its officers or directors, and none of the said officers or directors has any claim of any nature against the Company except for compensation for current pay periods and rights under the options granted pursuant to the plans identified on Schedule 3(d) and reimbursement for reasonable expenses incurred by such officer or director in the ordinary course of business.
           (m) The Company has complied with all of the material provisions of all of the material commitments, contracts and agreements to which it is a party. No material default, event of default or event which with notice or lapse of time or both would constitute a default by the Company exists or, to the knowledge of the Company, has been claimed to exist with respect to any material commitment, contract or agreement to which the Company is a party and no material default, event of default or event which with or without notice or lapse of time or both would constitute a material default by any other party thereto is known to or claimed by the Company to exist.
           (n) The Common Stock is registered under Section 12(g), and the Company is subject to the reporting requirements of Section 13, of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and has heretofore delivered to DCI copies, as filed with the Commission, of:
             (i)  its Annual Reports on Form 10-K for each of
the Company's last three fiscal years;
            (ii) its Proxy Statements for each of its annual meetings of shareholders held during the last three years and for any special meetings of shareholders held during the last three years;
           (iii)  its Quarterly Reports on Form 10-Q for the
first three quarters of fiscal 1996 and any amendments
thereto; and
            (iv) all Reports on Form 8-K filed since June 30, 1992. Said reports and proxy statements include all annual, quarterly and other reports, all proxy statements and other documents (together with the documents described on
Schedule 3(n)) filed or required to be filed by the Company with the Commission with respect to periods after June 30, 1992 and are herein collectively called the "SEC Reports". As of their respective dates of filing, the SEC Reports complied as to form with the applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated  thereunder,  and the  Exchange  Act and the rules  and  regulations promulgated thereunder, and did not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading.
           (o) There is no legal action, proceeding, investigation or controversy pending or, to the Company's knowledge, threatened against or otherwise involving the Company, any of its directors or officers, or, to the knowledge of the Company, any of its other Affiliates, employees or agents, nor are there any Judgments outstanding against the Company or to or by which the Company, any of its assets or its business is or may be subject, bound or affected. To the Company's knowledge, there is no basis for any litigation, proceeding, investigation or controversy that, individually or in the aggregate, would (i) have a material adverse effect on the Company, or (ii) impair the ability of the Company to perform its obligations under this Agreement or the Output Agreement. To the knowledge of the Company, no Judgment has been issued, and no action, suit, proceeding or investigation has been instituted or threatened, to set aside or modify any authorization of any of the transactions contemplated by this Agreement or the Output Agreement or any approvals or consents required hereunder or thereunder, or to enjoin or prevent the consummation of any of such transactions, or seeking damages in connection with any of such transactions or which might require DCI to divest itself of any of the Shares or any of its assets or the Company to divest itself of any of its assets, to cease or refrain from engaging in any business or to take or refrain from taking any other action.
           (p) The Company has complied in all respects with all applicable Laws in respect of the conduct of its business and ownership, possession, maintenance and operation of its properties and assets except for such non-compliances which would not, individually or in the aggregate, (i) have a material adverse effect on the Company, or (ii) impair the ability of the Company to perform its obligations under this Agreement and the Output Agreement. No claims or investigations alleging any violation by the Company of any such Laws have at any time been made or settled. The Company is not in default with respect to any Judgment.
           (q) No consent, approval, action or authorization (collectively, "Consents") of, or registration, declaration, filing or notice (collectively, "Filings") with or to, any governmental or judicial authority (Federal, state or local, domestic or foreign including, without limitation, under applicable "blue sky" laws) or other Person is required in connection with the execution or delivery by the Company of this Agreement or the Output Agreement or its performance of or compliance with any of the terms, provisions and conditions hereof or thereof or the consummation of the transactions contemplated hereby or thereby (including, but not limited to, the issuance and delivery by the Company to DCI, and the ownership by DCI, of the Shares), other than Filings contemplated by Exhibit B hereto and filings required to be made by DCI pursuant to Section 13 of the Exchange Act, each of which are not required to be made until after the date hereof.
           (r) All federal, state, county, local, foreign, payroll, withholding and other taxes and assessments of any kind, including interest and penalties (collectively, "Taxes"), which are due and payable by the Company or any other corporation or legal entity which was a predecessor to the Company or which is now or was previously owned or controlled by the Company (any such corporations or legal entities hereinafter referred to as "Former Affiliates") have been paid or adequate provision has been made for the payment thereof. The liabilities for Taxes reflected on the Balance Sheet represent adequate provision, in accordance with GAAP, for the payment of all accrued and unpaid Taxes for all periods ended on or prior to the date of the Balance Sheet, whether or not disputed and whether or not asserted prior to the date hereof. All federal, state, county, local, foreign and other returns and reports of any nature for Taxes required to be filed prior to the date hereof by the Company, or any of the Former Affiliates have been duly filed. All Taxes shown on such returns or reports and on assessments received have been paid to the extent that such Taxes have become due. DCI has been furnished with access to true and complete copies of all federal, state, county, local, foreign and other returns and reports of every nature for Taxes required to be filed by the Company or any of the Former Affiliates for each of the five taxable years ending on or before June 30, 1995. Except as set forth on Schedule 3(r), no claims have been asserted against the Company or any of the Former Affiliates which are currently unresolved for Taxes, including interest or penalties. The federal income tax returns of the Company and the Former Affiliates have been closed by applicable statute for all taxable years prior to and including the taxable year ended June 30, 1992. Except as set forth on Schedule 3(r), no adjustments were made and no unresolved issues were raised as a result of any such examination or audit. None of the federal income tax returns of the Company have ever been audited, there has been no extension of any applicable statute of limitations and, to the knowledge of the Company, none of the federal income tax returns of the Company are currently under examination. To the knowledge of the Company neither the Internal Revenue Service nor any state, county, local or foreign tax authority is currently examining any returns or reports of, has issued a notice of audit or proposed deficiency to, or assessed a deficiency against the Company or any of the Former Affiliates for any taxable year beginning after the taxable year ending closest to June 30, 1991. Neither the Company nor any of the Former Affiliates has waived any statute of limitations relating to the assessment or collection of Taxes with respect to any taxable year. All Taxes or other assessments with respect to Taxes which the Company or any of the Former Affiliates is required by law to withhold or collect have been duly withheld and collected and have been paid over to the proper governmental authorities or are properly held by the Company for such payment. Except as set forth on Schedule 3(r), there are no, and, to the Company's knowledge after due inquiry, never have been any, tax sharing agreements to which the Company or any of the Former Affiliates is or was a party.
           (s) The Company has not entered into any contract, agreement, arrangement or understanding with any Person or firm which may result in the obligation of DCI or the Company to pay, or is aware of any claim or basis for any claim for payment, of any finder's fees, brokerage or agent's commissions or other like payments in connection with the negotiations leading to this Agreement or the consummation of the transactions contemplated hereby, other than pursuant to agreement with Allen & Company Incorporated. The Company covenants and agrees that all fees, commissions or other payments due or claimed to be due to Allen & Company Incorporated shall be paid by the Company, and DCI shall not have any liability therefor.
           (t) Except as disclosed in the SEC Reports, the Company has no material investment, whether by way of ownership of stock or other securities or by loan, advance or otherwise, in any corporation, partnership, firm, association or other business entity.
           (u) Assuming that the representations and warranties of DCI contained in Sections 4(a) and 4(b) hereof are true and correct, the offering, issuance, sale and delivery of the Shares shall be exempt from the registration requirements of the Securities Act and neither the Company, nor anyone acting on its behalf, directly or indirectly, has sold, offered for sale, or solicited offers to buy, or will sell, offer for sale or solicit offers to buy, any Common Stock or other securities of the Company so as to bring the offer, issuance, sale or delivery of the Shares as contemplated by this Agreement within the provisions of Section 5 of the Securities Act or within the registration or qualification provisions of any "blue sky" or securities laws of any state or other jurisdiction.
           (v) The  Company is not aware that any  executive,  key  employee  or group of employees of the Company has any plans to terminate his, her or their employment with the Company or that any Person who is an executive or key employee of the Company is subject to any agreement, obligation or other legal hindrance which impedes or might impede such executive or key employee from devoting his or her full business time to the affairs of the Company. Except as disclosed in the SEC Reports or Schedule 3(v), the Company is not a party to any material employment, deferred compensation, noncompetition, confidentiality or consulting agreements. The Company has complied in all material respects with all applicable Laws relating to the employment of labor, including, without limitation, the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and those relating to wages, hours, collective bargaining, unemployment insurance, workers' compensation, equal employment opportunity and the payment and withholding of taxes, including income and social security taxes, and has withheld (and duly segregated, deposited or paid over to the appropriate authorities) all amounts required by Law or agreement to be withheld from the wages or salaries of its employees and is not liable for any arrears of wages or benefits or any taxes or penalties for failure to comply with any of the foregoing. Except as set forth on Schedule 3(v), the Company is not a party to any contract or agreement with any labor organization, nor has it agreed to recognize any union or other collective bargaining unit, nor has any union or other collective bargaining unit been certified as representing any of its employees. The Company has no knowledge of any organizational effort currently being made or threatened by or on behalf of any labor union with respect to employees of the Company. Except as disclosed in the SEC Reports or on Schedule 3(v), neither the Company nor any trade or business (whether or not incorporated) which is under common control with the Company (an "ERISA Affiliate") within the meaning of Section 414 of the Internal Revenue Code of 1986, as amended (the "Code"), maintains or sponsors, nor is required to make any contribution to, and at no time has maintained, sponsored or been required to make any contribution to, any pension, profit-sharing, thrift or other retirement plan, medical, hospitalization, vision, dental, life, disability or other insurance or benefit plan, deferred compensation, stock ownership, stock purchase, stock option, performance share, bonus, fringe benefit, savings or other incentive plan, severance plan or other similar plan, agreement, arrangement or understanding, whether or not such plan is or is intended to be subject to the provisions of ERISA or qualified under Section 401(a) of the Code, including, without limitation, any "employee benefit plan" within the meaning of Section 3(3) of ERISA, any "defined benefit plan" within the meaning of Section 3(35) of ERISA or any "multiemployer plan" within the meaning of
Section 3(37) of ERISA. The Company does not maintain any "employee pension benefit plans" within the meaning of Section 3(2) of ERISA or is a "multiemployer plan" within the meaning of Section 3(37) of ERISA. No plan or arrangement of the Company provides medical or death benefits (whether or not insured) with respect to current or former employees of the Company or any of its ERISA Affiliates beyond their retirement or other termination of employment. All employee benefits plans of the Company have been maintained and administered in accordance with the applicable requirements of the Code and ERISA.
           (w) All documents which have been or shall be delivered to DCI by or on behalf of the Company pursuant to this Agreement or the Output Agreement, or in connection with the transactions contemplated hereby or thereby, are or when so delivered shall be correct, current and complete in all material respects and in full force and effect. To the Company's knowledge, except as disclosed on
Schedule 3(w), no event has occurred and no circumstance exists which materially adversely affects or may materially adversely affect the assets, liabilities, business, results of operations, condition (financial or other), capitalization, ownership or financing of the Company or the value of the Shares. Neither this Agreement, the Output Agreement nor any other document, description, opinion, certificate or written statement furnished to DCI pursuant thereto or hereto or in connection with the transactions contemplated hereby or thereby, as of its respective date, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements contained therein not misleading; and all of the foregoing, taken as a whole, do not, as of the date hereof, contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements contained therein (assuming they were made on and as of the date hereof) not misleading.
           (x) All taxes and other charges payable upon or by reason of the issuance of the Shares will be paid by the Company.
      Section 4.  Representations and Warranties of DCI.  DCI
represents and warrants to the Company as follows:
           (a) DCI will acquire the Shares solely for its own account for investment and not with a view to, or for, sale in connection with any distribution thereof, and DCI has no present intention to distribute, resell or otherwise dispose of such shares or any part of them. DCI acknowledges that the Shares have not been (or will not have been, as the case may be) registered under the Securities Act or the securities laws of any state. The certificates held by DCI representing the Shares acquired hereunder may bear a legend substantially in the form set forth in Section 6(a).
           (b) DCI is an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.
           (c) DCI has full corporate power and authority to make, execute, deliver and perform this Agreement and the Output Agreement. This Agreement and the Output Agreement have each been duly executed and delivered by DCI. The execution, delivery and performance by DCI of this Agreement and the Output Agreement, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate action on part of DCI. This Agreement and the Output Agreement each constitutes the legal, valid and binding obligation of DCI, enforceable against DCI in accordance with its respective terms, except that (i) such enforceability may be subject to bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights, and
(ii) the remedy of specific performance and injunction and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.
           (d) Neither the execution and delivery of this Agreement or the Output Agreement, the performance by DCI of the terms hereof or thereof, or the consummation of the transactions contemplated hereby or thereby (i) violates, conflicts in any material respect with, or results in a material breach of any provision of, or constitutes a material default (or an event which, with notice or lapse of time or both, would constitute a material default) under, any of the terms, conditions or provisions of (x) its Articles of Incorporation or By-Laws, or (y) any material note, bond, mortgage, indenture, lease, agreement to other instrument.
           (e)  DCI's principal place of business is located
in the State of Maryland.
           (f) There are no legal actions, proceedings, investigations or controversies pending or, to DCI's knowledge, threatened against or otherwise involving DCI, which, individually or in the aggregate, would have a material adverse effect on the ability of DCI to perform its obligations under this Agreement or the Output Agreement.
           (g) DCI has not entered into any contract, agreement, arrangement or understanding with any Person or firm which may result in the obligation of DCI or the Company to pay, or is aware of any claim or basis for any claim for payment, of any finder's fees, brokerage or agent's commissions or other like payments in connection with the negotiations leading to this Agreement or the consummation of the transactions contemplated hereby.
           (h) No Consents or Filings with or to, any governmental or judicial authority (Federal, state or local, domestic or foreign including, without limitation, under applicable "blue sky" laws) or other Person is required to be made by DCI in connection with the execution or delivery by DCI of this Agreement or the Output Agreement or its performance of or compliance with any of the terms, provisions and conditions hereof or thereof or the consummation of the transactions contemplated hereby or thereby (including, but not limited to, the issuance and delivery by the Company to DCI, and the ownership by DCI, of the Shares), other than filings required to be made by DCI pursuant to Section 13 of the Exchange Act, which is not required to be made until after the date hereof.
      Section 5.  Conditions Precedent to Obligations of
Parties to Close.
           (a) The obligation of DCI to complete the Closing is subject to the fulfillment of each of the following conditions, any of which may be waived by DCI (the date of such fulfillment or waiver, the "Effective Date"):
                (i) All  representations and warranties of the Company contained in this Agreement shall be true and correct as of the Closing Date with the same force and effect as though made on and as of the Closing Date and the Company shall have performed all agreements and covenants required by this Agreement to be performed prior to Closing. The Company shall have delivered a certificate, dated as of the Closing Date and signed by an executive officer of the Company, to the foregoing effect.
                (ii) The Company shall have delivered to DCI a resolution of the
Company's Board of Directors, certified by an executive officer of the Company, approving the execution, delivery, and performance of this Agreement and the Output Agreement.
                (iii) The  Company  shall  have  delivered  to DCI an opinion of
Rubin Bailin Ortoli Mayer Baker & Fry, L.L.P., counsel to the Company, in a form reasonably acceptable to DCI.
                (iv)  The  Company   shall  have   delivered  a  duly   executed
certificate representing the Purchased Shares and duly executed certificates representing the Warrants.
           (b) The obligation of the Company to complete the Closing is subject to the fulfillment of each of the following conditions, any of which may be waived by the Company:
                (i) All  representations and warranties of DCI contained in this
Agreement shall be true and correct as of the Closing Date with the same force and effect as though made on and as of the Closing Date and DCI shall have performed all agreements and covenants required by this Agreement to be performed prior to Closing. DCI shall have delivered a certificate, dated as of the Closing Date and signed by an executive officer of DCI to the foregoing effect.
                (ii) DCI shall have paid the Purchase  Price in accordance  with
Section 1(c).
      Section 6.  Legend on Stock; Registration Rights.
           (a)  Legend on Stock.  Each certificate evidencing
Shares shall be stamped or otherwise imprinted with a legend in substantially the following form:
                     "The securities represented hereby have not been registered under the Securities Act of 1933 and may not be sold or otherwise disposed of without registration under such Act or an opinion of counsel, reasonably satisfactory to the Company, that such registration is not required. The holder hereof has certain rights and obligations with respect to the registration of such securities by the Company under such Act and certain other matters as set forth in the Stock Purchase Agreement, dated as of September 25, 1996, between the Company and Discovery
                Communications, Inc. The Company will furnish a copy of such Agreement, without charge, to each holder of the securities represented hereby who so requests. Such request may be made to the Secretary of the Company."

In connection with any proposed transfer of Shares, the transferee shall be entitled to receive a stock certificate or stock certificates not containing such legend if the transferor(s) or transferee(s) deliver to the Company either
(i) a written opinion of legal counsel, who shall be reasonably satisfactory to the Company, addressed to the Company and reasonably satisfactory in form and substance to the Company, to the effect that the proposed transfer may be effected without registration under the Securities Act and applicable "blue sky" or securities laws, or (ii) a "no action" letter from the staff of the Commission to the effect that the proposed transfer without registration under the Securities Act of the Shares proposed to be disposed of will not result in a recommendation by the staff of the Commission that action be taken with respect thereof.
           (b) Registration. DCI shall have registration rights as set forth in Exhibit B to this Agreement (the "Registration Rights Provisions") and incorporated herein by reference. Each of the parties hereto agrees to the terms and provisions of the Registration Rights Provisions with the same force and effect as though set forth at length in this Section 6(b).
      Section 7.  Anti-Dilution Provisions.
           (a)  In the event that, during the period
commencing on the Closing Date and terminating on the date that is twelve (12) months thereafter, the Company (i) sells or issues any shares of Common Stock for a price (including any sales commissions or underwriters' discounts) that is less than the Share Issue Price and less than the Existing Market Price (as each term is defined below), or (ii) enters into any agreement, arrangement or understanding or grants any rights pursuant to which shares of Common Stock will be issued for a total per share consideration paid or to be paid (including any sales commissions or underwriters' discounts where such shares are sold through an underwriter in the event that such shares are sold pursuant to an underwritten offering) that is less than the Share Issue Price and less than the Existing Market Price (the shares specified in clause (i) and (ii) referred to as "Dilutive Shares"), the Company shall issue to DCI, without the payment of any additional consideration, that number of shares of Common Stock determined in accordance with Section 7(b) (the "Additional Shares"). For purposes of this Agreement, "Share Issue Price" shall be eleven and 41/100 dollars ($11.41) per share, and "Existing Market Price" shall be the average of the closing sales prices for Common Stock as quoted on NASDAQ for the ten (10) trading days prior to the date of such sale or issuance, or the entering into of such agreement, arrangement or understanding or the granting of such rights, as the case may be.
           (b) Subject to subsection 7(c), the total number of Additional Shares to be issued to DCI pursuant to this Section 7(a) shall be calculated as follows:
                (i)  the number of Dilutive Shares; plus
                (ii) that number of shares determined by
                     subtracting from the Purchase Price the total consideration paid or to be paid to acquire the Dilutive Shares and dividing the result by the Share Issue Price; less
                (iii) the number of Purchased Shares.
           (c)  The Company shall not be obligated to issue
any Additional Shares in excess of that number of shares determined by dividing the Purchase Price by the Average Price Per Dilutive Share and subtracting therefrom the number of Purchased Shares. The Average Price Per Dilutive Share shall be calculated by the dividing the aggregate consideration received, or to be received for all Dilutive Shares, by the number of Dilutive Shares issued or to be issued.
           (d) The provisions of this Section 7 shall not apply with respect to the issuance by the Company of any Common Stock or Rights (i) constituting employee compensation in connection with the hiring of such employee, or (ii) pursuant to the employee or director stock option plans identified on Schedule 3(d).
      Section 8.  Rights in Future Offerings.
           (a)  Except as set forth in subsection (f) of this
Section 9, if on or at any time or from time to time after the Closing Date, the Company or any subsidiary of the Company at any time or from time to time makes any public or nonpublic offering of Common Stock or any other equity securities of the Company or any Rights to acquire Common Stock or other equity securities of the Company, then upon each such offering DCI shall have the preemptive right to first be offered the opportunity to acquire such securities from the Company for the same price and, as nearly as reasonably practicable, on the same terms as such securities would be offered to others. DCI shall be entitled to purchase a number of offered shares, or, in the case of Rights, a number or amount of offered Rights for a number of shares, of the Common Stock or other equity securities determined by multiplying the total number of such offered shares or, in the case of Rights, the total number of such shares covered by Rights, by a fraction the numerator of which is the number of shares of Common Stock held by DCI and the denominator of which is the number of shares of Common Stock then issued and outstanding (excluding shares held by the Company or any of its subsidiaries and shares issuable upon exercise of any Rights).
           (b) The Company promptly will cause to be given to DCI a written notice of any proposed offering setting forth the terms and conditions upon which shares or other securities are to be offered (the "Preemptive Notice"). The Preemptive Notice shall include a range, not exceeding two dollars ($2.00) per share, at which such shares are proposed to be offered (the "Price Range").
           (c) After receiving a Preemptive Notice, in order to exercise its preemptive rights, DCI must reply in writing (the "Preemptive Reply") within fifteen (15) days after the date of such Preemptive Notice that DCI agrees to purchase the shares or other securities offered on the date of sale on the terms contained in the Preemptive Notice. In the event that DCI provides a Preemptive Reply and within ninety (90) days of the receipt of the Preemptive Reply the Company subsequently decides to offer the shares or other securities specified in the Preemptive Notice for a price in excess of the Price Range, the Company shall promptly notify DCI in writing and DCI shall have five (5) days to decide whether to purchase such shares.
           (d) If DCI  fails  to make a  Preemptive  Reply  in  accordance  with
Section 8(c), the Company shall have ninety (90) days after the expiration of the Preemptive Reply period to issue, sell or subject to Rights, or to enter into an agreement (pursuant to which the closing of the consummation of the issuance, sale or subjection to Rights covered thereby shall occur within sixty
(60) days from the date of such agreement) for the issuance, sale or subjection to Rights of the shares or other securities identified in the Preemptive Notice on terms not more favorable than those contained in the Preemptive Notice, provided that if during such period, the Company proposes to offer such shares or other securities for a price less than the Price Range, the Company shall promptly notify DCI in writing and DCI shall have five (5) days to decide whether to purchase such shares or other securities. If the Company has not issued, sold or subjected to Rights such shares or other securities within said ninety (90) day period, or if the Company has entered into an agreement for the issuance, sale or subjection to Rights of such shares of securities within such ninety (90) day period but fails to close such transaction within sixty (60) days after execution of such agreement, the Company shall not thereafter issue, sell or subject to Rights any such shares or other securities without first offering such shares as other securities in the manner provided for in this
Section 8.
           (e) If all or any part of the offering price for any shares or other securities as to which DCI has preemptive rights consists of any consideration other than cash, then the price at which DCI shall be offered preemptive rights with respect thereto shall be the amount determined by dividing the total number of the shares or other securities into the sum of (i) the aggregate amount of cash, if any, proposed to be paid therefor plus (ii) the aggregate fair market value of the non-cash consideration proposed to be paid therefor (taking into account, in determining such fair market value, any liabilities associated with such non-cash consideration).
           (f) The provisions of this Section 8 shall not apply (A) to the issuance by the Company of any Common Stock or Rights (i) constituting employee compensation in connection with the hiring of such employee, (ii) pursuant to employee or director stock options plans identified on Schedule 3(d), or (iii) in connection with acquisitions of property from, or share exchanges with unaffiliated third parties, provided that the value of Common Stock issued or subject to the Rights issued pursuant to this clause (iii) does not exceed one hundred thousand dollars ($100,000) per transaction, or (B) during any period that the number of shares of Common Stock held by DCI constitutes less than two percent (2%) of all outstanding shares of Common Stock.
      Section 9.  Most-Favored Nation Rights.
           If, on or at any time after the Closing Date and
prior to the first anniversary thereof, the Company shall issue or sell, agree or offer to issue or sell or reach any arrangement or understanding regarding the issuance or sale of (regardless of whether such agreement, offer, arrangement or understanding is legally binding or enforceable, such offer is accepted, or the sale or issuance which is the subject of such agreement, offer, arrangement or understanding is consummated), any shares of or Rights to acquire Common Stock to any Person other than DCI and any of the terms, other than price, of such transaction, any anti-dilution, registration, most-favored nation or indemnification rights, any rights to receive or have access to reports or information or any other rights or benefits to which such Person is entitled, any representations, warranties, covenants or agreements of the Company made to, with or for the benefit of such Person or any other term of or right or benefit conferred in connection with such transaction are more favorable to such Person than DCI, under this Agreement, then in each such instance the Company shall offer to DCI such more favorable terms (or, if such terms are dependent on conditions or actions which cannot reasonably be satisfied or taken by DCI, other reasonable terms providing DCI with substantially equivalent benefits), rights, benefits, representations, warranties, covenants and agreements.
      Section 10.  Certain Additional Covenants of the
Company.
           (a) The Company shall not sell, offer for sale, or solicit offers to buy any Common Stock or other securities of the Company so as to cause the offer, issuance, sale or delivery of any of the Shares as contemplated by this Agreement to be integrated with any other sale, offer to sell or solicitation of offers to buy any other shares of Common Stock or other securities of the Company and to be subject to the registration requirements of Section 5 of the Securities Act or the registration or qualification requirements of any "blue sky" or securities laws of any state or other jurisdiction or so as to jeopardize the availability of any of the exemptions from registration under the Securities Act and registration or qualification under such "blue sky" or securities laws relied on with respect to the offer, sale, issuance and delivery of the Shares pursuant to this Agreement.
           (b) The Company will use its commercially reasonable efforts to maintain the registration of the Common Stock under Section 12(g) or 12(b) of the Exchange Act and qualification of the Common Stock for quotation on the NASDAQ System or listing on a national securities exchange.
           (c) The Company shall take all necessary corporate and other actions to reserve for issuance, and to permit it to issue, the Warrant Shares and the Additional Shares and the Company shall represent and warrant at the time of such issuance that such Shares are duly authorized and validly issued.
      Section 11.  Survival of Representations, Warranties,
   Covenants and Agreements.

           (a) All representations and warranties in this Agreement shall survive for a period of eighteen (18) months after the Closing Date regardless of any investigation that may have been or may be made at any time by or on behalf of DCI or the Company. All covenants and agreements of the Company contained in this Agreement or the Output Agreement shall survive such closing indefinitely and without limitation (except as may otherwise be expressly provided for by their terms). Any representation, warranty or covenant which is the subject of a claim or dispute asserted in writing prior to the expiration of the applicable of the above-stated periods shall survive with respect to such claim or dispute until the final resolution thereof.
      Section 12.  Notices.
           All notices, requests or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in Person or by registered or certified mail, return receipt requested, as follows:
           (i)  if to the Company:

                Lancit Media Productions, Ltd.
                601 West 50th Street
                6th Floor
                New York, New York  10019
                Attn:  Vice President, Legal and Business
Affairs

                with a copy to:

                Mark L. Bailin, Esq.
                Rubin Bailin Ortoli Mayer Baker & Fry, L.L.P.
                405 Park Avenue
                15th Floor
                New York, New York 10022

                Mark N. Kaplan, Esq.
                Skadden, Arps, Slate, Meagher & Flom
                919 Third Avenue
                New York, New York  10022

           (ii) if to DCI:

                Discovery Communications, Inc.
                7700 Washington Avenue
                Bethesda, Maryland  20814
                Attention:  General Counsel

                with a copy to:

                Alayne Serle, Esq.
                LeBoeuf, Lamb, Greene & MacRae, L.L.P.
                125 West 55th Street
                New York, New York 10019


      Section 13.  General Indemnification.
           (a)  Indemnification by the Company.  From and
after the Closing Date, the Company shall indemnify and hold harmless, to the fullest extent permitted by law, DCI and its officers, directors, agents and control persons (each, a "Company Indemnitee"), against any and all losses, claims damages, liabilities and expenses, including without limitation reasonable legal or other expenses incurred in connection with investigating or defending against such loss, claim, damage or liability, or action or proceeding in respect thereof, that such Company Indemnitee may incur or suffer by reason of (i) any inaccuracy in any representation or the breach of any warranty made by the Company hereunder, or (ii) the failure of the Company to duly perform or observe any term, provision, covenant, agreement or condition on the part of the Company to be performed or observed hereunder.
           (b) Indemnification by DCI. From and after the Closing Date, DCI shall indemnify and hold harmless, to the fullest extent permitted by law, the Company and its officers, directors, agents and control persons (each, a "DCI Indemnitee"), against any and all losses, claims damages, liabilities and expenses, including without limitation reasonable legal or other expenses incurred in connection with investigating or defending against such loss, claim, damage or liability, or action or proceeding in respect thereof, that such DCI Indemnitee may incur or suffer by reason of (i) any inaccuracy in any representation or the breach of any warranty made by DCI hereunder, or (ii) the failure of DCI to duly perform or observe any term, provision, covenant, agreement or condition on the part of DCI to be performed or observed hereunder. (Each DCI Indemnitee and Company Indemnitee referred to as an "Indemnified Party.")
           (c) Notice of Claims, Etc. Promptly after receipt by an Indemnified Party of written notice of the commencement of any action or proceeding with respect to which a claim for indemnification may be made pursuant to Sections 13(a) or 13(b), such Indemnified Party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the indemnifying party of the commencement of such action; provided, that the failure of the
Indemnified Party to give notice as provided herein shall not relieve the indemnifying party of its obligations under this Section 13, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. If any such action is brought against an Indemnified Party (unless in such Indemnified Party's reasonable judgment a conflict of interest between such Indemnified Party and the indemnifying party may exist in respect of such claim) the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such Indemnified Party, and after notice from the indemnifying party to such
Indemnified Party of its election so to assume the defense thereof, the indemnifying party will not be liable to such Indemnified Party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation; provided, however, that, any Indemnified Party shall have the right to employ separate counsel and to participate in the defense of such claim, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (i) the indemnifying party has agreed to pay such fees or expenses or (ii) the indemnifying party shall have failed to assume the defense of such claim and employ counsel reasonably satisfactory to such Indemnified Party or (iii) in the reasonable judgment of any such Indemnified Party based upon advice of its counsel, a conflict of interest may exist between such Indemnified Party and the indemnifying party with respect to such claim (in which case, if the Indemnified Party notifies the indemnifying party in writing that such Indemnified Party elects to employ separate counsel at the reasonable expense of the indemnifying party, the indemnifying party shall not have the right to assume the defense of such claim on behalf of such Indemnified Party.) If such defense is not assumed by the indemnified party, the indemnifying party will not be subject to any liability for any settlement made without its consent (but such consent will not be unreasonably withheld). No indemnifying party will consent to entry of any judgment or enter into any settlement which does not include, as an unconditional term thereof, the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim will not be obligated to pay the fees and expenses of more than one counsel for all parties indemnified by such indemnifying party with respect to such claim, unless in the reasonable judgment of any Indemnified Party, based upon an opinion of counsel, a conflict of interest may exist between such Indemnified Party and any other of such Indemnified Parties with respect to such claim, in which event the indemnifying party shall be obligated to pay the fees and expenses of such additional counsel or counsels.
           (d) Indemnity Rights Are Supplemental. The rights of indemnification and contribution contained in this Section 13 are supplemental and in addition to, and shall not be limited or otherwise affected by, those contained in Exhibit A hereto, and vice versa.
      Section 14.  General.
           (a) This Agreement cannot be changed or terminated orally and no waiver of compliance with any provision or condition hereof and no consent provided for herein shall be effective unless evidenced by an instrument in writing duly executed by the party hereto sought to be charged with such waiver or consent. No waiver of any term or provision hereof shall be construed as a further or continuing waiver of such term or provision or any other term or provision. All Schedules and Exhibits to this Agreement are incorporated into this Agreement by reference and made a part hereof. This Agreement (including the Exhibits and Schedules hereto) and the Output Agreement set forth the entire understanding of the parties with respect to the respective subject matters hereof and thereof and supersedes any and all prior agreements, memoranda, arrangements and understandings relating to such subject matters. No representation, warranty, promise, inducement or statement of intention has been made by any party which is not contained in this Agreement or the Output Agreement, and no party shall be bound by, or be liable for, any alleged representation, promise, inducement or statement of intention not contained herein or Output Agreement.
           (b) The rights and obligations under this Agreement may not be assigned without the prior written consent of the other party.
           (c) The headings of the various subdivisions of this Agreement have been inserted for convenience of reference only, and shall not be deemed a part of this Agreement.
           (d) This Agreement shall be governed by and construed in accordance with the substantive laws of the State of Delaware, and no conflict of law principles shall vary the parties' intentions herein.
           (e) In the event one of the parties hereto brings an action or suit against the other party by reason of any breach of any covenant, agreement, representation, warranty or other provision hereof, the prevailing party in whose favor final judgment is entered shall be entitled to have and recover of and from the losing party all reasonable costs and expenses incurred or sustained by such prevailing party in connection with such action or suit, including without limitation, legal fees and court costs (whether or not taxable as such).
           (f) This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.
           (g) In the event of a breach or a threatened breach by any party to this Agreement of its obligations under this Agreement, any party injured or to be injured by such breach will be entitled to specific performance of its rights under this Agreement. The parties agree that the provisions of this Agreement shall be specifically enforceable, it being agreed by the parties that the remedy at law, including monetary damages, for breach of such provision will be inadequate compensation for any loss and that any defense in any action for specific performance that a remedy at law would be adequate is waived.
           (h) Whenever the context may require, any pronouns used herein shall be deemed also to include the corresponding neuter, masculine or feminine forms.
           (i) The use of the words "hereof", "herein", "hereunder", and words of similar import shall refer to this entire Agreement, and not to any particular article, section, subsection, clause, or paragraph of this Agreement, unless the context clearly indicates otherwise. As used herein, the terms "security" and "securities" include Rights, unless the context clearly indicates otherwise.
           (j) If any provision of this Agreement or the application thereof to any Person or circumstance is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions hereof, or the application of such provision to Persons or circumstances other than those as to which it has been held invalid or unenforceable, shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby, provided, that if any provision hereof or the application thereof shall be so held to be invalid, void or unenforceable by a court of competent jurisdiction, then such court may substitute therefor a suitable and equitable provision in order to carry out, so far as may be valid and enforceable, the intent and purpose of the invalid, void or unenforceable provision and, if such court shall fail to decline to do so, the parties shall negotiate in good faith and use their best efforts to agree upon such a suitable and equitable provision. To the extent that any provision shall be judicially unenforceable in any one or more states, such provision shall not be affected with respect to any other state, each provision with respect to each state being construed as several and independent.

           IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                         DISCOVERY COMMUNICATIONS, INC.


                            By: _/s/ C. Richard Allen




                         LANCIT MEDIA PRODUCTIONS, LTD.



                           By: _/s/ Laurence A. Lancit

           THIS WARRANT AND ANY SHARES ACQUIRED UPON THE EXERCISE OF THIS WARRANT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW. THIS WARRANT AND ANY SUCH SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR EXEMPTION THEREFROM UNDER SUCH LAWS.


                   LANCIT MEDIA PRODUCTIONS, LTD.
                       STOCK PURCHASE WARRANT

Date of Issuance: September 27, 1996      Certificate No.:
W-1

           For value received, Lancit Media Productions, Ltd., a New York corporation (the "Company"), hereby grants to Discovery Communications, Inc., a Delaware corporation, or its transferees and assigns (the "Holder"), the right to purchase 438,116 shares (the "Warrant Shares") of the Company's $.001 par value Common Stock ("Common Stock"), subject to the terms and conditions contained herein.

           SECTION 1.  Exercise Of Warrant.

           (a) Exercise Period. The purchase right represented by this Warrant may be exercised, in whole or in part (subject to subsection (c) of this Section
1), at any time and from time to time, during the period commencing on the date of this Warrant and terminating at the close of business on the date that is forty-eight (48) months after such commencement date.

           (b) Exercise Price. The exercise price for the Warrant Shares shall be thirteen dollars ($13.00) per share
(the "Exercise Price").

           (c) Minimum Exercise Amount. This Warrant may not be exercised unless the amount determined by multiplying the number of Warrant Shares to be purchased upon such exercise by the Exercise Price is at least one hundred thousand dollars ($100,000), provided that the foregoing restriction shall not apply to an exercise of this Warrant pursuant to which all Warrant Shares purchasable at such time are being purchased.

           (d) Exercise Procedure. This Warrant may be exercised by the surrender of this Warrant to the Company, during normal business hours, accompanied by (i) a duly executed subscription in substantially the form of attached as Exhibit I to this Warrant, (ii) and a check in an amount equal to the product of the Exercise Price and the number of Warrant Shares being purchased upon such exercise. The exercise of this Warrant shall be deemed to have been effected on the date that the foregoing items have been delivered to the Company.

           (e) Issuance and Delivery of Certificates. As soon as practicable following the exercise of this Warrant, and in any event within seven business days thereafter, the Company shall cause to be issued and delivered to the Holder (i) certificates for the Warrant Shares purchased upon exercise of this Warrant, and (ii) unless this Warrant has expired or all of the purchase rights represented hereby have been exercised, a new Warrant, substantially identical hereto, representing the rights formerly represented by this Warrant which have not expired or been exercised. The issuance of certificates for Warrant Shares upon exercise of this Warrant shall be made without charge to the Holder for any issuance tax in respect thereof or other cost incurred by the Company in connection with such exercise and the related issuance of Warrant Shares. The Company shall at all times reserve and keep available out of its authorized but unissued Common Stock, solely for the purpose of issuance upon the exercise of this Warrant, the maximum number of Warrant Shares issuable upon the exercise of this Warrant. All such Warrant Shares shall, when issued and upon the payment of the applicable Exercise Price, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges.

           SECTION 2. Adjustment of Exercise Price and Number of Shares. In order to prevent dilution of the rights granted under this Warrant, the number of Warrant Shares and the Exercise Price shall be subject to adjustment from time to time as provided in this Section 2.

           (a) Subdivision or Combination of Shares.  If the Company at any time
(i) subdivides (by any stock split, stock dividend, recapitalization or otherwise) the Common Stock into a greater number of shares or pays a dividend or makes a distribution to holders of Common Stock in the form of shares of such class of securities, or (ii) combines (by reverse stock split or otherwise) the Common Stock into a smaller number of shares, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be adjusted so that, upon the subsequent exercise of this Warrant in full, the Holder shall be entitled to receive the same number of shares of Common Stock that the Holder would have been entitled to receive immediately following the happening of the foregoing events had this Warrant been exercised in full immediately prior to the happening of such event.

           (b) Adjustment of Exercise Price. In the event of any adjustment of the total number of shares of Common Stock purchasable upon the exercise of this Warrant pursuant to Section 2(a), the Exercise Price per Warrant Share under this Warrant shall be adjusted to be the amount resulting from dividing the number of Warrant Shares (including fractional share interests) covered by this Warrant immediately after such adjustment into the total amount payable upon exercise of this Warrant in full immediately prior to such adjustment.

           (c) Reorganization, Reclassification, Consolidation, Merger or Sale. Subject to the provisions of Section 3, prior to the consummation of any recapitalization, reorganization, reclassification, consolidation, merger or other transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for such securities (each an "Organic Change"), the Company shall make appropriate provision to ensure that the Holder shall have the right to acquire and receive upon exercise of this Warrant subsequent to such consummation, in lieu of or in addition to (as the case may be) the Warrant Shares, such shares of stock, securities or assets as the Holder would be entitled to receive if this Warrant had been exercised immediately prior to such Organic Change. In any such case, the Company shall make appropriate provision with respect to Holder's rights and interests to insure that the provisions hereof (including this Section 2) shall thereafter be applicable to the Warrants. The Company shall not effect any such Organic Change unless, prior to the consummation thereof, the successor entity (if other than the Company) resulting from such Organic Change (including a purchaser of all or substantially all the Company's assets) assumes by written instrument the obligation to deliver to Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire upon exercise of Warrants.

           (d) Other Adjustments. If any event occurs as to which, in the opinion of the Board of Directors of the Company, the essential intent and principles of this Section 2 contemplate an adjustment of the exercise provisions of this Warrant but as to which the terms of this Section 2 are not strictly applicable or, if applicable, would not fairly protect the rights of the Holder in accordance with such essential intent and principles, then the Board of Directors of the Company shall make an adjustment in the application of the terms of this Section 2, so as to protect such rights in accordance with such intent and principles, but in no event shall any such adjustment have the effect of decreasing the amount of Warrant Shares issuable upon exercise of this Warrant as otherwise determined pursuant to this Section 2.

           (e) Notices. Whenever the number of shares of Common Stock or other securities purchasable upon exercise of this Warrant, or the Exercise Price, is adjusted pursuant to this Section 2, the Company shall promptly provide written notice to the Holder setting forth the number and kind of shares or other securities or property purchasable and Exercise Price, as adjusted.

           SECTION 3. Change of Control. In the event that a Change of Control (as defined below) occurs with respect to the Company, the Company, or successor entity, shall purchase, and Holder shall sell, this Warrant at a sale price equal to the amount of cash, plus the market value of property or securities to which a Holder of this Warrant would have been entitled to receive had this Warrant been exercised in full immediately prior to such Change of Control less an amount equal to the number of Warrant Shares for which this Warrant was exercisable immediately prior to such Transaction multiplied by the Exercise Price. For purposes of this Warrant, a "Change of Control" shall mean any transaction, or series of transactions, including, but not limited to, any sale of all or substantially all of the Company's assets, any merger, consolidation, or reorganization, as a result of which (i) any person (including groups of persons pursuant to Section 13(d)(3) of the Securities Exchange Act of 1934) acquires ownership of a greater percentage of the outstanding stock of the Company, or successor entity (provided such interest is at least 5%) than the amount of such stock then owned by the individuals serving as directors and executive officers of the Company as of the date of this Warrant (a "Controlling Interest") and (ii) a majority of the individuals then serving as directors of the Company, or successor entity, are not individuals serving as Directors of the Company immediately prior to the acquisition of such Controlling Interest.

           SECTION 4. Liquidating Dividends. If the Company declares or pays a dividend or other distribution upon the Common Stock other than a stock dividend payable solely in shares of such class of securities or a cash dividend paid out of current earnings (a "Liquidating Dividend"), then the Exercise Price shall be reduced by the per-share amount of the Liquidating Dividend which would have been paid with respect to the Warrant Shares had such Warrant Shares been outstanding immediately prior to the date on which a record is taken for such Liquidating Dividend or, if no record is taken, the date as of which the record holders of Common Stock entitled to such Liquidating Dividend are determined. To the extent that the Exercise Price per Warrant Share would be reduced below the aggregate par value of the Warrant Shares as a result of such adjustment, the Exercise Price shall be reduced to equal such aggregate par value and the amount of any adjustment that would have reduced the Exercise Price below such aggregate par value shall be payable to the Holder upon exercise of this Warrant. In case any Liquidating Dividend is payable other than in cash, the amount of such Liquidating Dividend shall be the fair value of such consideration, except where such consideration consists of marketable securities, in which case the amount of such Liquidating Dividend shall be the market price of such securities as of the date of receipt. The fair value of any Liquidating Dividend payable other than in cash or marketable securities shall be determined jointly by the Company and the Holder.

           SECTION  5.  Notices of Corporate Action.  In the
event of:
           (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase, convert to, exchange for or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or

           (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any sale, consolidation or merger involving the Company and any other Person or any transfer of all or substantially all the assets of the Company to any other person, or

           (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company, or

           (d) the proposed public offering by the Company (or any stockholder of the Company pursuant to the exercise of registration rights) of any shares of Common Stock for which this Warrant shall then be exercisable, or

           (e) the proposed public occurrence of any other event that would be dilutive and would require antidilution adjustment in accordance with this warrant,

the Company will mail to Holder a notice specifying (i) the date or expected date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right, (ii) the date or expected date on which any such reorganization, reclassification, recapitalization, sale, consolidation, merger, transfer, dissolution, liquidation, winding-up or public offering is to take place, (iii) the time, if any such time is to be fixed, as of which the holders of record of Common Stock shall be entitled to exchange their shares of Common Stock for the securities or other property deliverable upon such reorganization, reclassification, recapitalization, sale, consolidation, merger, transfer, dissolution, liquidation or winding-up, and (iv) in the case of a public offering, any additional information reasonably necessary to permit the Holder to determine whether to exercise this Warrant. Such notice shall be mailed at least 10 days prior to the earliest date therein specified.

           SECTION 6. No Voting Rights; Limitations of Liability. This Warrant shall not entitle the Holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the Holder to purchase Warrant Shares, and no enumeration herein of the rights or privileges of the Holder shall give rise to any liability of such holder for the Exercise Price of Warrant Shares acquirable by exercise hereof or as a stockholder of the Company.

           SECTION 7. Transfer of Warrant. This Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder upon surrender of this Warrant with a properly executed Assignment (in the form of Exhibit II hereto) at the principal office of the Company.

           SECTION 8. Warrant Exchangeable for Different Denominations. This Warrant is exchangeable, upon the surrender hereof by the Holder at the principal office of the Company, for new Warrants of like tenor representing in the aggregate the purchase rights hereunder, and each of such new Warrants shall represent such portion of such rights as is designated by the Holder at the time of such surrender. At the request of the Holder (pursuant to a transfer of Warrants or otherwise), this Warrant may be exchanged for one or more Warrants to purchase Warrant Shares. The date the Company initially issues this Warrant shall be deemed to be the date of issuance hereof regardless of the number of new certificates representing the unexpired and unexercised rights formerly represented by this Warrant shall be issued. All Warrants representing portions of the rights hereunder are referred to herein as the "Warrants."

           SECTION 9. Replacement. Upon receipt of evidence reasonably satisfactory to the Company (an affidavit of the Holder shall be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing this Warrant, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Company, or, in the case of any such mutilation upon surrender of such certificate, the Company shall (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the same rights represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate.

           SECTION 10. Notices. Except as otherwise expressly provided herein, all notices and deliveries referred to in this Warrant shall be in writing and shall be delivered personally or sent by registered or certified mail, return receipt requested, postage prepaid, or sent via a nationally recognized overnight courier service and shall be deemed to have been given when so delivered, deposited in the U.S. Mail or sent (i) to the Company, at its principal executive offices and (ii) to Holder, at such holder's address as it appears in the records of the Company (unless otherwise indicated by any such holder).

           SECTION 11. Amendment and Waiver. Except as otherwise provided herein, the provisions of the Warrants may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the prior written consent of the Holder.

           SECTION 12. Warrant Register. The Company shall maintain at its principal executive offices a register for the registration and transfer of this Warrant. The Company may deem and treat the Holder, as identified on such register, as the absolute owner hereof (notwithstanding any notation of ownership or other writing thereon made by anyone) for all purposes and shall not be affected by any notice to the contrary (other than an assignment delivered to the Company pursuant to Section 7).

           SECTION 13. Fractional Shares. The Company shall not be required to issue fractions of Warrant Shares upon exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section 13 be issuable upon the exercise of this Warrant, in lieu of issuing such fraction of a Warrant Share, the Company shall pay to the Holder cash in an amount equal to the fraction of the Warrant Share that would be issuable multiplied by the Exercise Price.

           SECTION 14. Descriptive Headings; Governing Law. The descriptive headings of the several Sections and paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant. THE CONSTRUCTION, VALIDITY AND INTERPRETATION OF THIS WARRANT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

           IN WITNESS WHEREOF, the Company has caused this Warrant to be signed and attested by its duly authorized officers under its corporate seal and to be dated the date hereof.






                          By:_________________________
                          Name:





Attest:


-----------------------

                                               EXHIBIT  I


                         EXERCISE AGREEMENT



To:                                       Dated:


           The undersigned, pursuant to the provisions set forth in the attached Warrant (Certificate No. W-_____), hereby agrees to subscribe for the purchase of ____ Warrant Shares covered by such Warrant and makes payment herewith in full therefor at the price per share provided by such Warrant.


                          Signature ______________________

                          Address _________________________

                                               EXHIBIT II

                             ASSIGNMENT

           FOR VALUE RECEIVED, __________________________ hereby sells, assigns and transfers all of the rights of the undersigned under the attached Warrant (Certificate No. W-_____) with respect to the number of Warrant Shares covered thereby set forth below, unto:


Names of Assignees        Address              No. of Shares





-------------------------------
                               Signature



-------------------------------
                               Name



-------------------------------
                               Date












                                               EXHIBIT B


                         REGISTRATION RIGHTS


      SECTION 1. Demand Registration. (a) DCI shall have the right, at any time after the first anniversary of the Closing Date, to demand of the Company, by delivery to the Company of written request, that the Company effect a registration under the Securities Act (including any registration pursuant to Rule 415 thereunder) of Shares then outstanding (which written request shall specify (i) the number of Shares to be sold by DCI (the "Requested Securities"),
(ii) the proposed means of distribution and (iii) in the case of any proposed underwritten offer, the managing lead underwriter). The Company shall use its best efforts to effect such a registration as soon as practicable and in any event to file with the SEC, within 45 days of the receipt of such request, a registration statement under the Securities Act covering all the Requested Securities and shall use its best efforts to have such registration statement become effective; provided, however, that the Company shall be obligated to effect such registration on Form S-1 only if (i) Form S-3 (or any successor form to Form S-3 regardless of its designation) is not available for such offering by DCI or (ii) if applicable, the managing lead underwriter shall determine that it is in the best interest of DCI to effect such registration on Form S-1; and provided further, that the Company shall not be obligated in connection with any such registration to have performed a special audit of its financial statements.

      (b) The Company shall not be obligated to effect more than one registration under this Section 1 within any 18 month period nor shall the Company be obligated to effect a registration if market value of the Requested Securities is reasonably likely to be less than the lesser of (i) one million dollars ($1,000,000),or (ii) the largest amount that may be sold at such time by DCI in accordance with Federal Securities laws. A registration shall not be deemed to have been effected, nor shall it be sufficient to satisfy the Company's obligation to effect a registration under this Section 1, unless such registration becomes effective pursuant to the Securities Act; provided that no registration shall be deemed to have been effected, nor shall it satisfy the Company's obligation to effect a registration under this Section 1, if (i) such registration is interfered with by any stop order, injunction or, other order or requirement of the SEC or other governmental authority for any reason other than an act or omission of DCI thereunder; (ii) the conditions to closing specified in the purchase agreement or underwriting agreement entered into in connection with such registration are not satisfied by the Company other than by reason of an act or omission by DCI; or (iii) DCI shall have withdrawn such request for registration on the basis that there has been a material adverse change in the business, condition or prospects of the Company from that known to DCI at the time of its request which makes the proposed offering unwarranted in the good faith judgment of DCI.

      (c) Notwithstanding the foregoing, (i) the Company shall not be obligated to effect the filing of a registration statement pursuant to this Section 1 during the period starting with the date which is 30 days prior to the date which the Company in good faith estimates (as certified in writing by an officer of the Company to DCI) will be the date of filing of, and ending on the date 90 days following the effective date of, a registration statement pertaining to an underwritten public offering of securities of the same class as the Shares (or exchangeable for or convertible into such shares) for the account of the Company, (ii) the Company shall have the right to defer such filing for a period of not more than 60 days after receipt of the request of DCI if the Company shall furnish to DCI a certificate signed by an officer of the Company stating that, in the good faith judgment of the Board of Directors of the Company and for valid business reasons (not including avoidance of the Company's obligations hereunder), such registration request will result in the disclosure in the related registration statement of an action (including an acquisition of assets or any merger, consolidation tender offer or similar transaction) or other event that, if disclosed, would have a material detrimental effect on the Company.

      (d) DCI shall use its best efforts to cause any Shares registered by the Company pursuant to this Section 1 to be sold within a reasonable period of time following such registration and will request the Company to deregister any such Shares that cannot be sold within such period.

      SECTION 2. Company Registration. (a) If the Company proposes to register (including for this purpose a registration effected by the Company for stockholders other than DCI) any shares of the Company Common Stock (or exchangeable for or convertible into such shares) under the Securities Act in connection with the public offering of such securities (other than (A) any registration of public sales or distributions solely by and for the account of the Company of securities issued (x) pursuant to a registration statement on Form S-4 or Form S-8, or successor forms, or (y) in an exchange offer or an offering to the Company's then existing stockholders or (B) pursuant to Section
1), the Company shall, at each such time, promptly give written notice of such registration to DCI. Upon the written request of DCI given within 20 days after mailing of such notice by the Company, the Company shall use its best efforts to cause the underwriter to include in the offering, on the same terms and conditions as the securities of the Company included in such offering, all of the Shares that DCI has requested to be registered under the Securities Act; provided, however, that, if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of such securities, the Company may, at its election, give written notice of such determination to DCI and, thereupon, (A) in the case of a determination not to register, the Company shall be relieved of its obligation to register any Shares in connection with such registration and (B) in the case of a determination to delay such registration, the Company shall be permitted to delay registration of any Shares requested to be included in such registration statement for the same period as the delay in registering such other securities. In the case of any registration of Shares pursuant to this Section 2, DCI shall, at the request of the Company, enter into an agreement in customary form with the underwriter or underwriters selected by the Company.

      (b) If applicable, notwithstanding any other provision of this Section 2, if, in the case of a registration request pursuant to Section 2(a), the managing lead underwriter advises the Company that marketing factors require a limitation of the number of shares to be underwritten, then the Company shall so advise DCI and all securities initially proposed to be sold by the Company (prior to the exercise of any rights under this Section 2) shall be included in any registration pursuant to this Section 2 before any Shares of DCI are included.

      SECTION 3. Obligations of Company. Whenever required under Section 1 or 2 to effect the registration of any Shares on behalf of DCI, the Company shall, as expeditiously as reasonably possible: prepare and file with the SEC a registration statement (on a form selected by the Company for which the Company is eligible and, with respect to a registration under Section 1, which is reasonably acceptable to counsel for DCI and shall be appropriate for the intended method of distribution) with respect to such Shares and use its best efforts to cause such registration statement to become effective; and, upon the request of DCI, keep such registration statement effective until the later of
(i) such time as all of the Shares included in such registration statement have been sold or, in the case of an offering pursuant to Rule 415 under the Securities Act or any successor rule, if Shares remain unsold at the termination of such offering, such time as the Company shall file, with the consent of DCI, a post-effective amendment with the SEC de-registering the Shares remaining unsold at the termination of such offering and (ii) the time that a dealer is no longer required to deliver a prospectus in connection with the offer and sale of the Shares included in the registration statement; and shall:

      (a) prepare and file with the SEC as expeditiously as is reasonably practicable such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement and any documents incorporated therein by reference or by filing any other requested document and use its best efforts to cause each such amendment to become effective, as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

      (b) furnish to DCI and each underwriter, if any, of such securities such reasonable number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, including, in each case, all supplements, amendments and exhibits thereto, and such other documents as they may reasonably request in order to facilitate the disposition of Shares owned by them, and the Company hereby consents to the use of any such prospectus by DCI and the underwriter, if any, in connection with any offer and sale covered thereby;

      (c) use its best efforts to register or qualify the securities covered by such registration statement under the securities or blue sky laws of such jurisdictions as shall be reasonably requested by DCI (in light of the intended plan of distribution of DCI) or any managing underwriters and do any and all other acts and things which may be reasonably necessary or desirable to consummate the disposition of the securities in such jurisdictions; provided that the Company shall not be required (i) to register or qualify the Shares in any jurisdiction if such registration or qualification in such jurisdiction would subject the Company to unreasonable burden or expense or would unreasonably delay the commencement of an underwritten offering or (ii) in connection therewith or as a condition thereto to qualify to do business, subject itself to taxation in respect of doing business or to file a general consent to service of process or register as a broker or dealer in any such states or jurisdictions where it has not otherwise done so;

      (d) in the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter, reasonably acceptable to the Company, of such offering. DCI shall also enter into and perform its obligations under such an agreement, including furnishing any opinion of counsel (in form and substance as is customarily given by counsel to selling stockholders and addressed to the underwriters and the Company);

      (e) notify DCI when such registration statement or any post-effective amendment or supplement thereto becomes effective, of the issuance by the SEC or any state securities authority of any stop order, injunction or other order or requirement suspending the effectiveness of such registration statement and take all reasonable action requested to prevent the entry of such stop order or to remove it if entered, or the initiation of any proceedings for that purpose, or the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing and promptly file such amendments and supplements which may be required on account of such event and use its best efforts to cause each such amendment and supplement to become effective;

      (f) promptly furnish counsel for each underwriter, if any, and for DCI copies of any request by the SEC or any state securities authority for amendments or supplements to a registration statement and prospectus or for additional information;

      (g) use best efforts to obtain the withdrawal of any order suspending the effectiveness of a registration statement at the earliest possible time:

      (h) cooperate with DCI and the underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Shares to be sold and not bearing any restrictive legends; and enable such Shares to be in such names as the selling Holders or the underwriters, if any, may reasonably request at least three business days prior to any sale of Shares;

      (i)  furnish,  at the  request  of DCI on the date  that such  Shares  are delivered  to the  underwriters  for  sale  in  connection  with a  registration pursuant to this Agreement, if such securities are being sold through underwriters, or on the date that the registration statement with respect to the securities becomes effective, if such securities are not being sold through underwriters, (i) an opinion, dated such date, of the counsel representing the Company for the purposes of such registration, in form and substance as is customarily given by company counsel to the underwriters in any underwritten public offering, addressed to the underwriters, if any, and to DCI, and (ii) a "cold comfort" letter dated such date, from the independent certified public accountants of the Company, in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to DCI:

      (j) make available for inspection by representatives of DCI and any underwriters participating in any disposition pursuant hereto and any counsel or accountant retained by DCI or underwriters all relevant financial and other records, pertinent corporate documents and properties of the Company and cause the respective officers, directors and employees of the Company to supply all information reasonably requested by any such representative, underwriter, counsel or accountant in connection with a registration pursuant hereto; provided, however, that such records, documents or information which the Company determines, in good faith, to be confidential and as to which the Company notifies such representatives, underwriters, counsel or accountants in writing of such confidentiality shall not be disclosed by the representatives, underwriters, counsel or accountants unless (i) the release of such records, documents or information is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, (ii) such records, documents or information have previously been generally made available to the public or (iii) the disclosure of such records, documents or information is necessary, in the written opinion of outside legal counsel, to avoid or correct a material misstatement or omission in the registration statement and then only after reasonable request has been made to the Company to do so and the Company has denied such request. DCI agrees that information obtained by it as a result of such inspections shall be deemed confidential and shall not be used by it as the basis for any market transactions in the securities of the Company or its affiliates (or for DCI's business purposes or for any reason other than in connection with a registration hereunder) unless and until such information is made generally available (other than by DCI or where DCI knows that such information became publicly available as a result of a breach of any confidentiality arrangement) to the public. DCI further agrees that it will, upon learning that disclosure of such records is sought in a court of competent jurisdiction, give notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of the records deemed confidential;

      (k) (i) within a reasonable time prior to the filing of any registration statement, any related prospectus, any amendment to such a registration statement or amendment or supplement to such a prospectus, provide copies of such document to DCI and its counsel and to the underwriter or underwriters, if any; make such reasonable changes in any such document prior to or after the filing thereof as the counsel to DCI or the underwriter may request; and make such of the representatives of the Company as shall be reasonably requested by DCI or any underwriter available for discussion of such document;

      (ii) within a reasonable time prior to the filing of any document which is to be incorporated by reference into a registration statement filed pursuant hereto or a related prospectus, provide copies of such document to counsel for DCI; make such reasonable changes in such document prior to or after the filing thereof as counsel for DCI shall request; and make such of the representatives of the Company as shall be reasonably requested by such counsel available for discussion of such document;

      (l) cause the Shares to be listed on the exchange on which the Company securities similar to the Shares are then listed; and

      (m) cooperate and assist in any filings required to be made with the National Association of Securities Dealers,Inc. (the "NASD"), and in the performance of any due diligence investigation by any underwriter, if any (including any "qualified independent underwriter" that is required to be retained in accordance with the rules and regulations of the NASD).

      Notwithstanding the foregoing, the Company shall not be obligated to effect registration of Shares which at the time of request for registration are eligible for sale to the public by DCI without registration under the Securities Act, including pursuant to Rule 144 (with such sale not being limited by the volume and manner of sale restrictions thereunder), and with respect to which the restrictive legend thereon has been removed (or will be removed upon or in connection with the intended transfer thereof) from the certificates representing such securities.

      SECTION 4. Furnish Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Agreement that DCI shall furnish to the Company such information, agreements and documents as shall be reasonably requested by the Company, or the underwriters, if any, or their respective counsels, in order to effect the registration of its Shares.

      SECTION 5. Expenses of Registration. The Company shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Shares with respect to the registrations described in Sections 1 and 2 for DCI, including, without limitation, all registration and printing fees, all accounting fees of the Company's independent certified public accountants and fees and disbursements of counsel for the Company; provided, however, that underwriting discounts and commissions relating to Shares to be included in any registration statement will be borne and paid ratably by DCI.

      SECTION 6. Underwriting Requirements. In connection with any offering involving any underwriting of securities in an offering described in Section 2, the Company shall not be required to include any Requested Securities in such underwriting unless DCI accepts the terms of the underwriting as agreed upon between the Company and the underwriters selected by the Company; in either case, only in such quantities and on such terms as set forth in Sections 1 and 2.

      SECTION 7. Indemnification. In the event any Shares are included in a registration statement under this
Agreement:

      (a) To the fullest extent permitted by law, the Company will and hereby does indemnify and hold harmless DCI and its officers, directors, shareholders, agents, partners and each person, if any, who controls DCI within the meaning of
Section 15 of the Securities Act or Section 20 of the Exchange Act, any underwriter (as defined in the Securities Act) for DCI and each person, if any, who controls such underwriter within the meaning of the Securities Act or the Exchange Act (each, a "Company Indemnified Person"), against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other Federal or state law or common law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any prospectus included therein including any preliminary prospectus, or omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, unless such untrue statement or alleged untrue statement or omission or alleged omission was contained in a preliminary prospectus and corrected in a final or amended prospectus or prospectus supplement and DCI failed to deliver a copy of the final or amended prospectus or prospectus supplement at or prior to the confirmation of the sale of the Shares to the persons asserting any such loss, claim, damage or liability in the case where such delivery is required by the Securities Act or final prospectus contained therein or any amendments or supplements thereto; or (ii) any violation by the Company or by the Company Indemnified Person (as a result of actions taken by or omissions by the Company) of the Securities Act or any other securities law, or any rule or regulation promulgated thereunder. The Company will reimburse each Company Indemnified Person for any legal or other expenses reasonably incurred by such person in connection with investigating or defending any such loss, claim, damage, liability or action. The indemnity agreement contained in this subsection 7(a) shall not apply to amounts paid in settlement of any loss, claim, damage, liability or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable to any Company Indemnified Person in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration statement, prospectus, or in any amendment or supplement thereto, by or on behalf of any Company Indemnified Person.

      (b) To the fullest extent permitted by law, DCI will and hereby does indemnify and hold harmless the Company, its officers, directors, shareholders and agents or any person, if any, who controls the Company within the meaning of the Securities Act, and each person, if any, who controls such underwriter within the meaning of Section 15 of the Securities Act or Section 20 the Exchange Act (each, a "DCI Indemnified Person"), against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other Federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by or on behalf of DCI expressly for use in connection with any registration statement or prospectus relating to Shares or in any amendment or supplement thereto. DCI will reimburse each DCI Indemnified Person for any legal or other expenses reasonably incurred by such person in connection with investigating or defending any such loss, claim, damage, liability or action. The indemnity agreement contained in this subsection 7(b) shall not apply to amounts paid in settlement of any loss, claim, damage, liability or action if such settlement is effected without the consent of DCI, which consent shall not be unreasonably withheld.

      (c) Promptly after receipt by an indemnified party under this Section 7 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 7, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume and control the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 1.08 to the extent of such prejudice, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this
Section 7.

      (d) If the indemnification provided for in this Section 7 is unavailable to a party that would have been an indemnified party under this Section 7 in respect of any claims referred to herein, then each party that would have been an indemnifying party hereunder shall, in lieu of indemnifying such indemnified party, contribute to the amount paid or payable by such indemnified party as a result of such claims in such proportion as is appropriate to reflect the relative fault of the indemnifying party or parties on the one hand and such indemnified party on the other in connection with the action, statement or omission which resulted in such claims, as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue statement or alleged untrue statement or omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or such indemnified party and the party's, relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. Notwithstanding the foregoing provisions of this Section 7(d), DCI shall not, as an indemnifying party, be required to contribute any amount in excess of (x) the amount by which the total price at which the Shares sold by such indemnifying party were offered to the public exceeds (y) the amount of any damages which such indemnifying party has otherwise been required to pay by reason of such action, untrue or alleged untrue statement or omission or alleged omission. The Company and DCI agree that it would not be just and equitable if contribution pursuant to this subsection 7(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to above in this subsection 7(d). The amount paid or payable by an indemnified party as a result of the claims referred to above in this subsection 7(d) shall include any legal or other expenses reasonably incurred by such indemnified party in connection with investigation or defending any such action or claim.

      (e) No indemnifying party shall consent to entry of judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect of such claim. No indemnifying party shall be liable for any settlement of any action or proceeding entered into without its prior consent, which consent shall not be unreasonably withheld.

      (f) No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of fraudulent misrepresentation within the meaning of such Section 11(f).

      SECTION 8. Reports Under Securities Exchange Act of 1934. With a view to making available to DCI the benefits of Rules 144 and 145 promulgated under the Securities Act and any other rule or regulation of the SEC that may at any time permit DCI to sell securities of the Company to the public without registration, and with a view to making it possible for the Company to register the DCI Shares pursuant to a registration on Form S-3, the Company agrees:

      (a) to make and keep public information available, as those terms are understood and defined in Rule 144 and Rule 145:

      (b) to file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

      (c) to furnish to DCI so long as DCI owns any Shares forthwith upon request (i) a written statement by the Company as to its compliance with the reporting requirements of Rule 144, the Securities Act and the Exchange Act,
(ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company and (iii) such other information as may be reasonably requested in availing DCI of any rule or regulation of the SEC which permits the selling of any such securities without registration or pursuant to such form.

      SECTION 9. Restrictions on Sale by Company. The Company agrees not to effect any public sale or distribution (other than public sales or distributions solely by and for the account of the Company of securities issued pursuant to any employee or director benefit or similar plan or any dividend reinvestment plan) or any private sale or other sales of Shares or securities convertible into or exchangeable or exercisable for Shares during the period commencing on the date the Company receives a request from DCI under Section 1, and continuing until 90 days after the commencement of an underwritten offering, if requested by the sole underwriter or lead managing underwriter in such underwritten offering, or for such shorter period as the sole or lead managing underwriter shall request.

      SECTION 10. Recapitalizations, Exchanges, etc. Affecting Shares. The provisions of this Agreement shall apply, to the full extent set forth herein with respect to the Shares, to the extent reasonably practicable, to any and all securities or capital stock of the Company or any successor or assign of the Company (whether by merger, consolidation, sale of assets or otherwise), which may be issued in respect of, in exchange for, or in substitution of such Shares, by reason of any dividend, split, issuance, reverse split, combination, recapitalization, reclassification, merger, consolidation or otherwise.























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