Form 10-Q
period 1996-09-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1996-11-13
CIK 868796

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended September 30, 1996

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

           Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 1996 was 6,626,750 shares.

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES


                                     INDEX




                                                                         PAGE

PART I - FINANCIAL INFORMATION                                             -

      ITEM 1. FINANCIAL STATEMENTS                                         -

               CONSOLIDATED BALANCE SHEET - September 30, 1996 and
               June 30, 1996                                               1

               CONSOLIDATED STATEMENT OF OPERATIONS - For the three
               months ended September 30, 1996 and 1995                    2

               CONSOLIDATED STATEMENT OF CASH FLOWS - For the three
               months ended September 30, 1996 and 1995                    3

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  4

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        5 - 7


PART II - OTHER INFORMATION                                                -

      ITEM 2. CHANGES IN SECURITIES                                        8

      ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND STOCK                 8
              HOLDER MATTERS

SIGNATURES                                                                 9




















                         PART I. FINANCIAL INFORMATION

                LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                  September 30,      June 30,
                                                      1996             1996
                                                  --------------   -------------
                                                   (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     7,640,707  $    3,358,230
  Accounts receivable                                 2,458,753       2,683,433
  Film and program costs, net                         5,881,447       5,527,106
  Prepaid expenses                                      189,716         268,175
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                 16,170,623      11,836,944

ACCOUNTS RECEIVABLE - NON-CURRENT                     1,135,533       1,378,078

FIXED ASSETS, NET                                       738,451         832,606

GOODWILL, NET                                           275,641         279,754

DEPOSITS                                                 66,911          60,784
                                                  --------------   -------------

TOTAL ASSETS                                    $    18,387,159  $   14,388,166
                                                  ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $       965,465  $      732,158
  Participation payable                               1,189,422       1,199,991
  Deferred revenue                                    1,477,655       1,651,279
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             3,632,542       3,583,428
                                                  --------------   -------------

PARTICIPATION PAYABLE - NON-CURRENT                     560,310         598,461

DEFERRED REVENUE - NON-CURRENT                          669,807         828,713

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       122,140          94,056
                                                  --------------   -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,626,750 shares at September 30, 1996 and
      6,187,634 shares at June 30, 1996                   6,627           6,188
  Additional paid-in capital                         17,279,964      12,579,402
  Retained earnings (accumulated deficit)            (3,884,231)     (3,302,082)
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                           13,402,360       9,283,508
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    18,387,159  $   14,388,166
                                                  ==============   =============

                See notes to consolidated financial statements.

                  LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS



                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1996       1995
                                                          ---------  ----------
                                   (UNAUDITED)

REVENUES:
  Production and royalties                               $  566,825 $ 2,751,304
  Licensing agent fees                                      324,000     571,844
                                                           ---------  ----------

                                                            890,825   3,323,148
                                                           ---------  ----------

OPERATING EXPENSES:
  Production and royalties                                  530,614   2,348,601
  Licensing agent - direct costs                            233,984     304,332
  General and administrative                                714,416     706,120
                                                           ---------  ----------

                                                          1,479,014   3,359,053
                                                           ---------  ----------

INCOME (LOSS) FROM OPERATIONS                              (588,189)    (35,905)

INTEREST INCOME (EXPENSE) - NET                              34,123      97,430
                                                           ---------  ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST                       (554,066)     61,525

PROVISION FOR INCOME TAXES - CURRENT                          --          7,200

MINORITY INTEREST                                            28,083      18,749
                                                           ---------  ----------

NET INCOME (LOSS)                                        $ (582,149)   $ 35,576
                                                           =========  ==========

NET INCOME (LOSS) PER SHARE                              $    (0.09)   $   0.01
                                                           =========  ==========

WEIGHTED AVERAGE SHARES                                   6,261,153   6,392,990
                                                           =========  ==========











                  See notes to consolidated financial statments.

                 LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(582,149) $  35,576
                                                           ---------- ----------

  Adjustments to reconcile net income(loss)to net
   cash from operating activities:
     Amortization of film and program costs                  133,749  1,753,271
     Depreciation and other amortization                     101,694    105,595
     Minority interest                                        28,083     18,749

  Changes in operating assets and liabilities:
   (Increase)decrease in accounts receivable - current       224,680    498,162
   (Increase) decrease in accounts receivable - non-current  242,545    100,999
   Additions to film and program costs                      (488,090)(2,892,246)
   (Increase) decrease in prepaid expenses                    79,989    (14,255)
   (Increase)  decrease in income  taxes receivable          (23,490)       434
   (Increase) decrease in deposits receivable                 (6,127)      --
   Increase (decrease) in accounts payable and
      accrued expenses                                       233,307    193,513
   Increase (decrease) in participations payable - current   (10,569)   115,048
   Increase (decrease) in participations
      payable - non-current                                  (38,151)   (65,096)
   Increase (decrease) in income taxes payable                21,960 (1,358,100)
   Increase (decrease) in deferred revenue - current        (173,624)  (286,310)
   Increase (decrease) in deferred revenue - non-current    (158,906)   (20,124)
                                                           ---------- ----------
                                                             167,050 (1,850,360)
                                                           ---------- ----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                (415,099)(1,814,784)
                                                           ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (3,425)   (77,641)
                                                           ---------- ----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  (3,425)   (77,641)
                                                           ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                $4,701,001  $     200
                                                           ---------- ----------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES               4,701,001        200
                                                           ---------- ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       4,282,477 (1,892,225)

CASH AND CASH EQUIVALENTS - beginning of period            3,358,230  7,395,238
                                                           ---------- ----------

CASH AND CASH EQUIVALENTS - end of period                  7,640,707  5,503,013
                                                           ========== ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                    --         --
                                                           ========== ==========
  Income taxes                                                --         --
                                                           ========== ==========




                 See notes to consolidated financial statements.

          LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996

                            (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's annual report on Form 10-K/A dated October 28, 1996 for the year ended June 30, 1996.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended September 30, 1996 as compared to three months ended September 30, 1995

Production and royalty related revenues for the three month period ended September 30, 1996 decreased to $566,825 from $2,751,304 in the comparable 1995 quarter. This decrease is primarily the result of reduced activity on The Puzzle Place(R).

Licensing agent fee revenues for the three month period ended September 30, 1996 decreased to $324,000 from $571,844 in the comparable 1995 quarter. This decrease is primarily the result of the extension of the license term for several licensees on The Puzzle Place(R) and reduced royalties on the Sonic the Hedgehog(TM) property.

Production and royalty related expenses for the three month period ended September 30, 1996 decreased to $530,614 from $2,348,601 in the comparable 1995 quarter reflecting primarily the reduction in activity on The Puzzle Place(R).

Direct costs of licensing activities for the three month period ended September 30, 1996 decreased to $233,984 from $304,332 in the comparable 1995 quarter primarily as a result of decreased personnel and trade show expenses.

General and administrative expenses for the three month period ended September 30, 1996 remained relatively unchanged at $714,416 compared to $706,120 in the comparable 1995 quarter.

Interest income for the three month period ended September 30, 1996 decreased to $34,123 from $97,430 in the comparable 1995 quarter. This decrease is primarily due to a reduced level of cash being invested during this year's three month period due to the Company's utilization of cash since September 30, 1995 for production, development and corporate needs.

There was no provision for income taxes recorded for the three month period ended September 30, 1996, as a result of a loss during that period, compared to $7,200 recorded in the comparable 1995 quarter.

Minority interest in licensing activities for the three month period ended September 30, 1996 was $28,083 compared to $18,749 in the comparable 1995 quarter.

Net loss for the three month period ended September 30, 1996 was $582,149 ($.09 per share) compared to net income of $35,576 ($.01 per share) in the comparable 1995 quarter, as a result of the combination of the factors discussed above. Weighted average shares outstanding for the three month period ended September 30, 1996 decreased to 6,261,153 from 6,392,990 in the comparable 1995 quarter primarily as a result of the exclusion of outstanding stock options and warrants during a loss period, which was partially offset by the shares issued related to the purchase of a 6.6% equity stake in the Company by Discovery Communications, Inc. ("DCI") in September 1996 as well as the exercise of stock options during the twelve month period since September 30, 1995.

Liquidity and Capital Resources

The Company's balance sheet is in extremely strong condition, as of September 30, 1996, with cash and cash equivalents of approximately $7.6 million, a current ratio of 4.4 to 1 and no long-term debt.

Cash used in operating activities was approximately $.4 million for the three month period ended September 30, 1996, compared to the use of approximately $1.8 million for the same period last year. During the three month period ended September 30, 1996, net additions to film and program costs of approximately $.4 million and a decrease in deferred revenues of approximately $.3 million were partially offset by a decrease in current accounts receivable of approximately $.2 million.

Cash used in investing activities was $3,425, for the three month period ended September 30, 1996, compared to the use of $77,641 for the same period last year. The Company acquired equipment during the first quarter of fiscal 1996 as part of its expansion of the post production capabilities.

Cash provided from financing activities was approximately $4.7 million for the three month period ended September 30, 1996, compared to $200 for the same period last year. In September 1996, DCI invested $5 million, which was partially offset by costs relating to the transaction, for a 6.6% equity stake in the Company.

As of September 30, 1996, the Company is continuing the remaining elements associated with the outreach for the first 65 episodes of The Puzzle Place(R). The Company estimates that its remaining funding required will be less than $.1 million. With respect to The Puzzle Place(R) licensing effort, the Company and KCET have agreed to, and may in the future, extend the license term and payment schedule for certain licensees in order to more closely reflect the anticipated royalty stream generated by those particular categories.

The Company is completing production and post-production on the initial season of 13 episodes of Backyard Safari(TM), which is being partially funded through a major grant from the National Science Foundation. The Company is continuing to pursue additional production funding from potential production partnerships and broadcast license fees, as well as various sources of underwriting. Only in the event the Company were to receive no amounts from these sources of outside production funding (a scenario the Company considers unlikely), the Company estimates that its remaining investment required for this project is approximately $.5 million.

In September 1996, Discovery Communications, Inc. invested $5 million in the Company in return for a 6.6% equity stake in Lancit. DCI may also purchase, what currently represents, an additional 6.2% stake in the Company through the exercise of warrants at $13 per share. Management believes that its present cash position and strong liquidity will enable the Company to meet its current capital requirements. In the event the Company aggressively pursues growth opportunities which could arise over the foreseeable future, additional capital may be required. The Company and its investment banker, Allen & Co., may pursue additional strategic alliances which present a source of capital and attractive business opportunities for the Company. Management does not expect inflation to have a significant impact on the business.

                   PART II. - OTHER INFORMATION



Item 2.     Changes in Securities

On September 25, 1995, the Company entered into a Stock Purchase Agreement with Discovery Communications, Inc. ("DCI") a Delaware corporation pursuant to which DCI purchased 438,116 shares of the Company's common stock, par value $.001 per share (the "Common Stock") at a purchase price of $11.41 per share for an aggregate of $5 million. For as long as DCI owns more than 2% of the issued and outstanding Common Stock of the Company, the Stock Purchase Agreement grants DCI preemptive rights with regard to any public or nonpublic offering of Common Stock or other equity security of the Company or any right to purchase any Common Stock or other equity security of the Company, except for (i) shares issued as consideration to induce an individual to be employed by the Company,
(ii) shares issued under an employee or director stock option plan, or (iii) consideration for property purchased from or for a share exchange with unaffiliated parties for a value of less than $100,000. At the closing on September 27, 1996, the Company also issued DCI warrants to purchase an additional 438,116 shares of Common Stock at any time through September 26, 2000 at an exercise price of $13.00 per share. The unregistered Common Stock and warrants were sold to DCI pursuant to the exemptions available under Section 4
(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item  5.  Market  for  Company's   Common  Equity  and  Stockholder
Matters

In the quarter covered by this Report, the Company sold 438,116 unregistered shares of Common Stock and issued warrants to purchase 438,116 shares of Common Stock to Discovery Communications, Inc. ("DCI") pursuant to a Stock Purchase Agreement dated September 25, 1996 by and between the Company and DCI. (See Item 2 for details of the transaction.)

                            SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  LANCIT MEDIA PRODUCTIONS, LTD.



Date: November 13, 1996   By: /s/ Gary Appelbaum
                             --------------------------------------
                               Gary Appelbaum
                               Senior Vice President, Chief
                               Financial Officer & Treasurer



Date: November 13, 1996   By: /s/ Laurence A. Lancit
                             --------------------------------------
                               Laurence A. Lancit
                               President and Chief Operating
                               Officer