Form 10-K/A
period 1996-06-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1996-12-20
CIK 868796

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-K/A1

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

601 West 50th Street, New York, New York                            10019
----------------------------------------        -------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate  market value of voting  stock held by  non-affiliates:
$36,032,953 on December 19, 1996.

      Number of shares of Common Stock outstanding: 6,626,750 on December 19, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 20, 1996
                                LANCIT MEDIA PRODUCTIONS, LTD.

                                By: /s/ Gary Appelbaum
                                Gary Appelbaum
                                Senior Vice President, Chief
                                Financial Officer and Treasurer