Form 10-Q/A
period 1996-09-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-01-03
CIK 868796

FORM 10-Q/A

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


For the transition period from             to       _______

Commission file number: 1-10781
             ___________ LANCIT MEDIA PRODUCTIONS, LTD. ___________ (Exact Name of Registrant as Specified in its Charter)

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

                         LANCIT MEDIA PRODUCTIONS, LTD.



Date: January 3, 1997          By: /s/ Gary Appelbaum
                               Gary Appelbaum
                               Senior Vice President, Chief
                               Financial Officer & Treasurer