Form 10-Q
period 1996-12-31
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-02-12
CIK 868796

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended December 31, 1996

                            OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to

Commission file number: 1-10781
           LANCIT MEDIA ENTERTAINMENT, LTD.
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

              Lancit Media Productions, Ltd.
  (Former Name, Former Address and Former Fiscal Year, if
                Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes X No The number of shares of registrant's Common Stock, $.001 par value, outstanding as of December 31, 1996 was 6,626,750 shares.

           LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES



                                 INDEX


                                                           PAGE


PART I - FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET - December 31,
                  1996 and June 30, 1995                         1

              CONSOLIDATED STATEMENT OF OPERATIONS - For the
                  six and three months ended December 31, 1996
                  and 1995                                       2

              CONSOLIDATED STATEMENT OF CASH FLOWS - For the
                  six months ended December 31, 1996 and 1995    3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                   5 - 8


PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                        9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  10


SIGNATURES                                                      11

                    PART I. FINANCIAL INFORMATION

          LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                                            December 31,    June 30,
                                               1996           1996
                                            ------------   -----------
                                            (UNAUDITED)
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $   6,713,359  $  3,358,230
  Accounts receivable                         2,086,705     2,683,433
  Film and program costs, net                 6,373,818     5,527,106
  Prepaid expenses                              190,710       268,175
                                            ------------   -----------

TOTAL CURRENT ASSETS                         15,364,592    11,836,944

ACCOUNTS RECEIVABLE - NON-CURRENT               899,417     1,378,078

FIXED ASSETS, NET                               651,597       832,606

GOODWILL, NET                                   271,528       279,754

DEPOSITS                                         48,363        60,784
                                            ------------   -----------

TOTAL ASSETS                              $  17,235,497  $ 14,388,166
                                            ============   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $   1,028,173  $    732,158
  Participation payable                       1,144,463     1,199,991
  Deferred revenue                            1,301,843     1,651,279
                                            ------------   -----------

TOTAL CURRENT LIABILITIES                     3,474,479     3,583,428
                                            ------------   -----------

PARTICIPATION PAYABLE - NON-CURRENT             539,141       598,461

DEFERRED REVENUE - NON-CURRENT                  559,625       828,713

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                               145,657        94,056
                                            ------------   -----------

STOCKHOLDERS' EQUITY:
  Common  stock,  $.001 par  value,  authorized
   15,000,000  shares;  issued and
   outstanding 6,626,750 shares at
   December 31, 1996 and 6,187,634
   shares at June 30, 1996                        6,627         6,188
  Additional paid-in capital                 17,279,964    12,579,402
  Retained earnings (accumulated deficit)    (4,769,996)   (3,302,082)
                                            ------------   -----------

TOTAL STOCKHOLDERS' EQUITY                   12,516,595     9,283,508
                                            ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$  17,235,497  $ 14,388,166
                                            ============   ===========

           See notes to consolidated financial statements.

           LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS



                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                       DECEMBER 31,             DECEMBER 31,
                                     -------------------   ---------------------
                                       1996        1995       1996        1995
                                     --------    -------   ---------    --------
                                         (UNAUDITED)          (UNAUDITED)

REVENUES:
  Production and royalties         $ 179,183  $1,970,662  $ 746,008  $4,721,966
  Licensing agent fees               319,875     766,542    643,875   1,338,386
                                    --------   ---------  ---------   ---------

                                     499,058   2,737,204  1,389,883   6,060,352
                                    --------   ---------  ---------   ---------

OPERATING EXPENSES:
  Production and royalties           448,377   1,911,607    978,991   4,260,208
  Licensing agent - direct costs     206,264     279,626    440,248     583,958
  General and administrative         786,354     651,091  1,500,770   1,357,211
                                    --------   ---------  ---------   ---------

                                   1,440,995   2,842,324  2,920,009   6,201,377
                                   ---------   ---------  ---------   ---------

INCOME (LOSS) FROM OPERATIONS       (941,937)   (105,120)(1,530,126)   (141,025)

INTEREST INCOME (EXPENSE) - NET       79,690      76,365    113,813     173,795
                                    --------     -------  ---------    ---------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST(862,247)    (28,755)(1,416,313)     32,770

PROVISION FOR INCOME TAXES - CURRENT    -         13,790         -       20,990

MINORITY INTEREST                     23,518     106,370     51,601     125,119
                                    --------     -------  ---------    --------

NET INCOME (LOSS)                 $ (885,765) $ (148,915)$(1,467,914) $(113,339)
                                    ========    ========   =========   ========

NET INCOME (LOSS) PER SHARE       $    (0.13) $    (0.02)$     (0.23) $   (0.02)
                                    ========    ========   =========   ========

WEIGHTED AVERAGE SHARES            6,626,750   6,177,634   6,443,952   6,172,634
                                   =========   =========   =========   =========











            See notes to consolidated financial statments.

            LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
                                                     (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,467,914)  $   (113,339)
                                                     -----------     ----------

  Adjustments  to  reconcile  net
   income  (loss)  to net  cash  from  operating
   activities:
     Amortization of film and program costs             207,231      2,818,500
     Depreciation and other amortization                197,644        211,972
     Minority interest                                   51,601        125,119

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts
      receivable - current                              596,728        405,744
   (Increase) decrease in accounts
      receivable - non-current                          478,661        592,079
   Additions to film and program costs               (1,053,943)    (4,287,099)
   (Increase) decrease in prepaid expenses               77,465        (20,013)
   (Increase) decrease in income taxes receivable          -               434
   (Increase) decrease in deposits receivable            12,421         (1,500)
   Increase (decrease) in accounts payable
      and accrued expenses                              296,015        128,055
   Increase (decrease) in participations
      payable - current                                 (55,528)       231,796
   Increase (decrease) in participations
      payable - non-current                             (59,320)         8,901
   Increase (decrease) in income taxes payable             -            (6,334)
   Increase (decrease) in deferred revenue - current (349,436) (2,087,686) Increase (decrease) in deferred
      revenue - non-current                            (269,088)      (654,281)
                                                     -----------    -----------
                                                        130,451     (2,534,313)
                                                     -----------    -----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES         (1,337,463)    (2,647,652)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (8,409)      (117,257)
                                                     -----------    -----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES             (8,409)      (117,257)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            4,701,001            200
                                                     -----------    -----------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES          4,701,001            200
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  3,355,129     (2,764,709)

CASH AND CASH EQUIVALENTS - beginning of period       3,358,230      7,395,238
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - end of period            $6,713,359    $ 4,630,529
                                                     ==========     ===========

CASH PAID DURING THE PERIOD FOR:
  Interest                                           $    --             --
                                                     ==========     ===========
  Income taxes                                       $    --       $    17,228
                                                     ==========     ===========




            See notes to consolidated financial statements.

           LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996

                              (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's annual report on Form 10-K /A dated October 28, 1996 for the year ended June 30, 1996.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended December 31, 1996 as compared to three months ended December 31, 1995

Production and royalty revenues for the three month period ended December 31, 1996 decreased to $179,183 from $1,970,662 in the comparable 1995 quarter. This decrease is primarily the result of reduced production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW.

Licensing agent fee revenues for the three month period ended December 31, 1996 decreased to $319,875 from $766,542 in the comparable 1995 quarter. This decrease is primarily the result of reduced royalties, and the adjustment of the licensing terms for several licensees, on THE PUZZLE PLACE(R) and reduced royalties on the SONIC THE HEDGEHOG(TM) property.

Production and royalty expenses for the three month period ended December 31, 1996 decreased to $448,377 from $1,911,607 in the comparable 1995 quarter reflecting primarily the decreased production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW.

Direct costs of licensing activities for the three month period ended December 31, 1996 decreased to $206,264 from $279,626 in the comparable 1995 quarter primarily as a result of reduced personnel and travel costs.

General and administrative expenses for the three month period ended December 31, 1996 rose to $786,354 from $651,091 in the comparable 1995 quarter. This increase is due primarily to a reduction in personnel costs, office expenses and facilities costs being absorbed by project activities.

Interest income for the three month period ended December 31, 1996 remained virtually unchanged at $79,690 compared to $76,365 in the comparable 1995 quarter.

There was no provision for income taxes recorded for the three month period ended December 31, 1996 compared to $13,790 for state and local taxes recorded in the comparable 1995 quarter.

Minority interest in licensing activities for the three month period ended December 31, 1996 decreased to $23,518 compared to $106,370 in the comparable 1995 quarter.

Net loss for the three month period ended December 31, 1996 was $885,765 ($.13 per share) compared to a net loss of $148,915 ($.02 per share) in the comparable 1995 quarter primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the three month period ended December 31, 1996 increased to 6,626,750 from 6,177,634 in the comparable 1995 quarter primarily as a result of the issuance of shares related to the purchase of a 6.6% equity stake in the Company by Discovery Communications, Inc. ("DCI") in September 1996 as well as the exercise of stock options during the twelve month period since December 31, 1995.

Results of Operations - Six months ended December 31, 1996 as compared to six months ended December 31, 1995

Production and royalty revenues for the six month period ended December 31, 1996 decreased to $746,008 from $4,721,966 in the comparable 1995 six month period. This decrease is primarily the result of reduced production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on BACKYARD SAFARI(TM) and READING RAINBOW.

Licensing agent fee revenues for the six month period ended December 31, 1996 decreased to $643,875 from $1,338,386 in the comparable 1995 six month period. This decrease is primarily the result of reduced royalties, and the adjustment of the licensing terms for several licensees, on THE PUZZLE PLACE(R) and reduced royalties on the SONIC THE HEDGEHOG(TM) property.

Production and royalty expenses for the six month period ended December 31, 1996 decreased to $978,991 from $4,260,208 in the comparable 1995 six month period reflecting primarily the decreased production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW.

Direct costs of licensing activities for the six month period ended December 31, 1996 decreased to $440,248 from $583,958 in the comparable 1995 six month period primarily as a result of reduced personnel and travel costs.

General and administrative expenses for the six month period ended December 31, 1996 rose to $1,500,770 from $1,357,211 in the comparable 1995 six month period. This increase is due primarily to a reduction in personnel costs and facilities costs being absorbed by project activities.

Interest income for the six month period ended December 31, 1996 decreased to $113,813 from $173,795 in the comparable 1995 six month period. This decrease is primarily due to a reduced level of cash invested, during the earlier part of the fiscal year, resulting from the Company's utilization of cash for production, development and corporate needs.

There was no provision for income taxes recorded for the six month period ended December 31, 1996 compared to $20,990 for state and local taxes in the comparable 1995 six month period.




Minority interest in licensing activities for the six month period ended December 31, 1996 resulted in an expense in the amount of $51,601 compared to an expense in the amount of $125,119 in the comparable 1995 six month period.

Net loss for the six month period ended December 31, 1996 was $1,467,914 ($.23 per share) compared to net loss of $113,339 ($.02 per share) in the comparable 1995 six month period primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the six month period ended December 31, 1996 increased to 6,443,952 from 6,172,634 in the comparable 1995 six month period primarily as a result of the issuance of shares related to DCI's purchase of its 6.6% equity stake in the Company as well as the exercise of stock options during the twelve month period since December 31, 1995.

Liquidity and Capital Resources

The Company's balance sheet remains in strong condition with cash and cash equivalents as of December 31, 1996 of approximately $6.7 million, a current ratio of 4.4 to 1 and no long-term debt.

Cash used in operating activities was approximately $1.3 million for the six month period ended December 31, 1996, compared to approximately $2.6 million for the same period last year. A net loss of approximately $1.5 million for the six month period ended December 31, 1996, net additions to film and program costs of approximately $0.8 million and a decrease in deferred revenues of approximately $0.6 million were partially offset by a decrease in accounts receivable of approximately $1.1 million, an increase in accounts payable and accrued expenses of approximately $0.3 million and depreciation and other amortization of approximately $0.2 million.

Cash used in investing activities was approximately $8,000, for the six month period ended December 31, 1996, compared to approximately $117,000 for the same period last year. The Company acquired equipment during the first six months of fiscal 1996 as part of its expansion of post production capabilities as well as the improvement of its management information systems.

Cash provided from financing activities was approximately $4.7 million for the six month period ended December 31, 1996 compared to $200 for the same period last year. In September 1996, DCI invested $5 million, which was partially offset by costs relating to the transaction, for a 6.6% equity stake in the Company.

As of December 31, 1996 the Company is continuing the remaining elements associated with the outreach for the first 65 episodes of THE PUZZLE PLACE(R). The Company estimates that, after it receives the balance of the underwriting monies due, its remaining funding requirement will be less than $0.1 million. With respect to THE PUZZLE PLACE(R) licensing effort, the Company and KCET have agreed to, and may in the future, adjust the licensing terms for certain licensees in order to more closely reflect the anticipated royalty stream generated by those particular categories.

The Company is completing production and post production on the initial season of 13 episodes of BACKYARD SAFARI, which is being partially funded through a major grant from the National Science Foundation. The Company is continuing to pursue additional production funding from potential production partnerships and broadcast license fees as well as various sources of underwriting. Only in the event the Company were to receive no amounts from these sources of outside production funding, the Company estimates that its remaining investment required for this project could be, at the Company's election, up to $0.4 million to cover primarily outreach and promotion activities.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including, without limitation, descriptions of the Company's targets or goals and Management's views concerning the Company's pending and proposed projects and future financial performance contained in this discussion and analysis and elsewhere, constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasts. These risks include, among others, network and studio acceptance of television and motion picture projects; the ability of the Company to secure timely production funding; less than anticipated consumer acceptance of entertainment projects or licensed products, as well as risks generally associated with the production of a television series, movie or other entertainment project. These and other risks are described in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, copies of which are available from the SEC or may be obtained upon request from the Company.

                       PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A) The Registrant's annual meeting was held on December 18, 1996.

     B) Laurence A. Lancit, Cecily Truett, Marc L. Bailin, John R. Costantino and Joseph Kling, constituting the entire board of directors were elected as directors at such meeting for a one year term.

     C) At such meeting, the following items were submitted to a vote of security holders:

         1)  The election of the following directors:

                                     For                      Withhold
         L. Lancit                6,031,990                    72,340
         C. Truett                6,031,389                    72,941
         M. Bailin                6,033,990                    70,340
         J. Kling                 6,032,140                    72,190
         J. Costantino            6,033,365                    70,965

         2)  An  amendment  to  paragraph  1  of  the   Certificate   of
             Incorporation of the Company changing the name of the Company to "Lancit Media Entertainment, Ltd."

              For                         Against              Abstain
           6,080,669                       16,666               6,995

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits                                               Sequential
                                    Page No.

         3.1    Certificate of Incorporation, as amended           12


     b) Reports on Form 8-K

         Not Applicable

                               SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                    LANCIT MEDIA ENTERTAINMENT, LTD.



Date: February 11, 1996    By: /s/Gary Appelbaum
                              Gary Appelbaum
                              Senior Vice President, Chief Financial Officer &
                                 Treasurer



Date: February 11, 1996    By: /s/Laurence A. Lancit
                              Laurence A. Lancit
                              President and Chief Operating Officer

                    CERTIFICATE OF INCORPORATION
                                 OF
                   LANCIT MEDIA PRODUCTIONS, LTD.
          Under Section 402 of the Business Corporation Law

IT IS HEREBY CERTIFIED THAT:
      (1)  The name of the corporation is:
                   LANCIT MEDIA PRODUCTIONS, LTD.
      (2)  The purpose or purposes  for which this  corporation  is organized are as follows, to wit:
      To devise, prepare, publish, print, manufacture, produce, buy, hire or otherwise acquire, use, sell, lease, license others to use, export, import or otherwise turn to account or dispose of, exhibit, distribute and deal in audio or visual productions, including, without limitation, still and motion pictures, films, microfilms, tapes, sound recordings, mechanical or otherwise, phonograph records and television productions, and any and all parts, apparatus, equipment, supplies, materials, chemicals, implements, devices and goods useful in manufacturing, producing, receiving, collecting, transcribing, reproducing, exhibiting, transmitting, publishing, broadcasting, telecasting or otherwise deal with the same.
      To acquire by lease, purchase, contract, concession, license or otherwise, to erect or otherwise construct and to own, use, manage, lease, operate and control motion picture studios, film branches or exchanges, distributing centers, warehouses, store rooms, laboratories, film developing and printing plants, television studios, radio broadcasting and telecasting systems or stations and other buildings and structures.
      To publish, exploit and otherwise deal with musical properties, musical compositions and rights and interests therein, in the United States, and throughout the world; to advertise, publicize, revise, alter, modify and otherwise prepare and act with respect to such musical properties, compositions, and rights and interests therein; to transcribe, publish, broadcast, telecast, perform and otherwise act with respect to such musical properties and rights and interests therein; to employ any and all known mechanical devices which may hereafter be created, invented, discovered, made, manufactured, and any and all phases of the operations thereof in the transcribing, transmitting and otherwise acting with respect to such mechanical properties and rights and interests therein.
      To create, purchase, lease and otherwise acquire or obtain and to own, hold, sell, publish, lease, license, exchange and otherwise dispose of musical, dramatico-musical, dramatic, literary, artistic and intellectual works of all kinds and types, and any and all copyrights, common-law rights and other rights therein.
      To adapt, arrange, translate, perform, print, reprint, dramatize, deliver, represent, produce, reproduce, exhibit, vend, license, record, copy, and publish musical, dramatico-musical, dramatic, motion picture, literary, artistic and intellectual properties, and to circulate, distribute, buy, sell, and otherwise acquire, dispose of and deal with and in any way to use and to license, permit and otherwise authorize others to use all or any of the foregoing.
      To hire, employ, engage, contract with and otherwise transact business with, and to represent, manage, and act as agents for composers, authors, arrangers, artists, musicians, performers, publishers, producers, societies, associations, and all other types and kinds of persons and organizations for all and any purposes.
      To generally engage in the business of buying, selling, manufacturing, dealing, operating and acting with respect to machinery and appliances in the manufacture of any and all articles by and with respect to the use of such machinery, appliances and tools.
      To acquire such property, real and personal, as may be necessary to the conduct of such business.
      The powers, rights and privileges provided in this Certificate of Incorporation are not to be deemed to be in limitation of similar, other or additional powers, rights and privileges granted or permitted to a corporation by the Business Corporation Law, it being intended that this corporation shall have the right to engage in such similar activities as like corporations may lawfully engage in under the Business Corporation Law of the State of New York, as now in effect, or as hereafter promulgated.
      To do everything necessary, suitable or proper for the accomplishment, attainment or furtherance of, to do every other act or thing incidental to, appurtenant to, growing out of or connected with, the purposes, objects or powers set forth in this Certificate of Incorporation, whether alone or in association with others; to possess all the rights, powers and privileges now or hereafter conferred by the laws of the State of New York and, in general to carry on any of the activities and to do any of the things herein set forth to the same extent and as fully as a natural person or partnership might or could do; provided, that nothing herein set forth shall be construed as authorizing the corporation to possess any purpose, object or power, or to do any act or thing forbidden by law to a Corporation organized under the laws of the State of New York.
      (3) The office of the corporation is to be located in the City of New York, County of New York, State of New York.
      (4) The aggregate number of shares which the corporation shall have the authority to issue is Two Hundred (200) common shares, each of which are to be without par value.
      (5) The Secretary of State is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process against the corporation served upon him is:
           c/o Beldock Levine & Hoffman
           565 Fifth Avenue
           New York, New York 10017

      The undersigned incorporator is of the age of eighteen years or over.
      IN WITNESS WHEREOF, this certificate has been subscribed this 5th day of July, 1979 by the undersigned who affirms that the statements made herein are true under the penalties of perjury.

                                    /s/ Linda Mancuso
                                    99 Washington Ave.
                                    Albany, NY 12210

                      CERTIFICATE OF AMENDMENT


                                 OF

                  THE CERTIFICATE OF INCORPORATION

                                 OF

                   LANCIT MEDIA PRODUCTIONS, LTD.

          Under Section 805 of the Business Corporation Law
                      of the State of New York


      The  undersigned,  being the  president  and the secretary of
Lancit Media Productions, Ltd. do hereby certify and set forth:
      1.   The   name   of  the   corporation   is   Lancit   Media
Productions, Ltd.
      2.   The certificate of  incorporation of the corporation was
filed by the Department of State on the 11th day of July 1979.
      3. The Certificate of Incorporation is hereby amended to effectuate the following: (1) to increase the aggregate number of shares authorized and the par value thereof, (2) to change the number of issued shares and the par value thereof, (3) to eliminate preemptive rights, (4) to eliminate certain liabilities of members of the Board of Directors to the corporation or its stockholders for money damages for certain breaches of fiduciary duty as a director, and (5) to change the address to which the Secretary of State shall mail a copy of any process against the corporation.
      4. Paragraph "4" of the Certificate of Incorporation which refers to the authorized stock is hereby amended to read as follows:
      4. The aggregate number of shares which the Corporation shall have authority to issue is 5 million Common shares of the par value of $.001 per share.

This amendment provides for the following change of shares: The amendment provides for a change of 200 Common shares of no par value, all of which are issued. Resulting from the change are 1,583,000 issued Common shares of the par value of $.001 per share at the rate of 1 for 7.915. The remaining 3,417,000 Common shares of a par value of $.001 per share are unissued. 5. Paragraph "5" of the Certificate of Incorporation which refers to the address for service of process is hereby amended to read as follows:
      5. The Secretary of State is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process against the corporation served upon his is:

      c/o Rubin & Bailin
      405 Park Avenue, 15th Floor
      New York, NY 10022

      6. To add a new Paragraph "6" to the Certificate of Incorporation the following is hereby added to read as follows:
      6. No holder of any shares of the corporation shall, because of his ownership of shares of the corporation, have a preemptive or other right to purchase, subscribe for, or take any part of any shares of the corporation, or any part of any notes, debentures, bonds, or other securities convertible into or providing for options or warrants to purchase shares of the corporation which are issued, offered, or sold by the corporation after its incorporation, whether the shares, notes, debentures, bonds, or other securities be authorized by this certificate of incorporation or by an amended certificate duly filed and in effect at the time of the issuance, offer, or sale of such shares, notes, debentures, bonds, or other securities. Any part of the shares authorized by this certificate of incorporation or by an amended certificate duly filed and any part of any notes, debentures, bonds, or other securities convertible into or providing for options or warrants to purchase shares of the corporation may at any time be issued, offered for sale, and sold or disposed of by the corporation, pursuant to a resolution of its Board of Directors and to such persons and upon such terms and conditions as the Board of Directors may, in its sole discretion, deem proper and advisable, without first offering to existing shareholders any part of such shares, notes, debentures, bonds, or other securities.

      7. To add a new Paragraph "7" to the Certificate of Incorporation, the following is hereby added to read as follows:
      7. The personal liability of directors to the corporation or its shareholders for damages for any breach of duty in such capacity is eliminated to the fullest extent permitted by law.

      8. This amendment to the Certificate of Incorporation of the corporation was authorized by the unanimous vote of the Board of Directors followed by the unanimous vote of the holders of all of the outstanding shares entitled to vote thereon dated as of the 29th day of June, 1990.
      IN WITNESS WHEREOF, the undersigned has signed this certificate this 13th day of August, 1990, and affirm that the statements made herein are true under the penalties of perjury.
                               /s/Laurence A. Lancit
                               Laurence A. Lancit, President

                               /s/Marc L. Bailin
                               Marc L. Bailin, Secretary

                      CERTIFICATE OF AMENDMENT


                                 OF

                 THE CERTIFICATE OF INCORPORATION OF

                   LANCIT MEDIA PRODUCTIONS, LTD.

                         * * * * * * * * * *

                      Under Section 805 of the
                      Business Corporation Law


      1.   The   name   of  the   corporation   is   Lancit   Media
Productions, Ltd.
      2.   The  Certificate  of  Incorporation  was  filed  by  the
Department of State on June 11, 1979.
      3. The amendment to the Certificate of Incorporation effected hereby is for the purpose of increasing the aggregate number of shares which the Corporation shall have the authority to issue, by authorizing an additional 5 million Common shares, having a par value of $.001, per share, which Common shares are of the same class as the presently authorized shares of the Corporation.
      4.   Paragraph "4" of the  Certificate  of  Incorporation  is
hereby amended to read as follows:
           "4.  The   aggregate   number   of   shares   which  the
           Corporation  shall have authority to issue is 10 million
           Common shares, having a par value of $.001, per share."

The amendment made hereby does not affect in any manner the presently issued Common shares of the Corporation and as a result of this amendment, the Corporation shall have 10 million authorized Common shares, each such share having a par value of $.001, of which 1,465,840 shares are issued Common shares and 8,534,160 are unissued Common shares.
      5. This amendment to the Certificate of Incorporation of the Corporation was authorized by the unanimous vote of the Board of Directors, followed by the vote of the holders of at least two thirds (2/3) of all of the outstanding shares entitled to vote thereon, dated as of the 29th day of May, 1991.
      IN WITNESS WHEREOF, this Certificate of Amendment has been subscribed this 5th day of June, 1991, by the undersigned who affirm that the statements made herein are true under the penalties of perjury.

                               /s/Laurence A. Lancit
                               Laurence A. Lancit, President

                               /s/Marc L. Bailin
                               Marc L. Bailin, Secretary

                      CERTIFICATE OF AMENDMENT

                                 OF

                  THE CERTIFICATE OF INCORPORATION

                                 OF

                   LANCIT MEDIA PRODUCTIONS, LTD.

         (Under Section 805 of the Business Corporation Law)


           THE UNDERSIGNED, being the duly elected President and Secretary, respectively, of Lancit Media Productions, Ltd., a New York corporation (the "Corporation"), DO HEREBY CERTIFY THAT:
           1.   The name of the Corporation is:
                LANCIT MEDIA PRODUCTIONS, LTD.
           2.   The   Certificate   of    Incorporation    of   the
Corporation  was filed by the  Department  of State of the State of
New York on June 11, 1979.
           3.  The  amendment  of  the  Certificate  of   Incorporation  of  the
Corporation effected hereby is for the purpose of increasing the aggregate number of shares of common stock, par value $0.001 per share (the "Common shares"), of the Corporation which the Corporation shall have the authority to issue by authorizing an additional five million (5,000,000) Common shares, which Common shares are of the same class as the presently authorized shares of the Corporation.
      4.   Paragraph "4" of the  Certificate  of  Incorporation  of
the  Corporation  is  hereby  amended  to read in its  entirety  as follows:
           "4.  The   aggregate   number   of   shares   which  the
           Corporation   shall  have  the  authority  to  issue  is
           15,000,000 common shares, having a par value of $0.001 per share."

      5. The amendment of the Certificate of Incorporation of the Corporation made hereby does not affect in any manner the presently issued Common Shares and as a result of such amendment as of the date hereof the Corporation will have 15,000,000 authorized Common shares, of which 6,177,634 Common shares are issued and outstanding and 8,822,366 are unissued.
      6. The amendment of the Certificate of Incorporation of the Corporation made hereby was authorized by the unanimous written consent of the Board of Directors of the Corporation in lieu of a special meeting thereof dated October 10, 1995, followed by the affirmative vote of the holders of at least a majority of all the outstanding Common shares entitled to vote thereon at the Annual Meeting of the Shareholders of the Corporation on December 7, 1995.
      IN WITNESS WHEREOF, this Certificate of Amendment has been subscribed this 7th day of December, 1995 by the undersigned who affirm that the statements made herein are true under the penalties of perjury.

                               /s/Laurence A. Lancit
                               Laurence A. Lancit, President


                               /a/Marc L. Bailin
                               Marc L. Bailin, Secretary

                      CERTIFICATE OF AMENDMENT

                                 OF

                  THE CERTIFICATE OF INCORPORATION

                                 OF

                   LANCIT MEDIA PRODUCTIONS, LTD.


         (Under Section 805 of the Business Corporation Law)


           THE UNDERSIGNED, being the duly elected President and Secretary, respectively, of Lancit Media Productions, Ltd., a New York corporation (the "Corporation"), DO HEREBY CERTIFY THAT:
           1.   The name of the Corporation is:
                LANCIT MEDIA PRODUCTIONS, LTD.
           2.   The   Certificate   of    Incorporation    of   the
Corporation was filed by the Department of State of the State of New York on July 11, 1979.
           3. The amendment of the Certificate of Incorporation of the Corporation effected hereby is for the purpose of changing the name of the Corporation.
           4. Paragraph "1" of the Certificate of Incorporation of the Corporation is hereby amended to read in its entirety as follows:
                "(1)  The name of the Corporation is:
                  LANCIT MEDIA ENTERTAINMENT, LTD."

           5. The amendment of the Certificate of Incorporation of the Corporation made hereby was authorized by the unanimous written consent of the Board of Directors of the Corporation in lieu of a special meeting thereof dated October 28, 1996, followed by the affirmative vote of the holders of at least a majority of all the outstanding Common shares entitled to vote thereon at the Annual Meeting of the Shareholders of the Corporation held on December 18, 1996.

           IN WITNESS WHEREOF, this Certificate of Amendment has been subscribed this 18th day of December, 1996 by the undersigned who affirm that the statements made herein are true under the penalties of perjury.

                               /s/ Laurence A. Lancit
                               Laurence A. Lancit
                               President


                               /s/ Marc Bailin
                               Marc Bailin
                               Secretary