Form 10-Q
period 1997-03-31
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-05-20
CIK 868796

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ended March 31, 1997

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

           Yes  X                         No


The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1997 was 6,634,750 shares.

                 LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES



                                      INDEX


                                                                            PAGE


PART I - FINANCIAL INFORMATION


      ITEM 1.   FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEET - March 31, 1997
                     and June 30, 1996                               1

                CONSOLIDATED STATEMENT OF OPERATIONS - For the
                     nine and three months ended March 31, 1997
                     and 1996                                        2

                CONSOLIDATED STATEMENT OF CASH FLOWS - For the
                     nine months ended March 31, 1997 and 1996       3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           4

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS 5


PART II - OTHER INFORMATION

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   10


SIGNATURES                                                         11

                          PART I. FINANCIAL INFORMATION

               LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    March 31,        June 30,
                                                      1997             1996
                                                  --------------   -------------
                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     6,219,893  $    3,358,230
  Accounts receivable                                 1,670,177       2,683,433
  Film and program costs, net                         1,870,423       5,527,106
  Prepaid expenses                                      160,984         268,175
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                  9,921,477      11,836,944

ACCOUNTS RECEIVABLE - NON-CURRENT                       579,625       1,378,078

FIXED ASSETS, NET                                       567,432         832,606

GOODWILL, NET                                           267,415         279,754

DEPOSITS                                                 50,363          60,784
                                                  --------------   -------------

TOTAL ASSETS                                    $    11,386,312  $   14,388,166
                                                  ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $     2,557,891  $      732,158
  Participation payable                               1,016,324       1,199,991
  Deferred revenue                                    1,132,194       1,651,279
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             4,706,409       3,583,428
                                                  --------------   -------------

PARTICIPATION PAYABLE - NON-CURRENT                     504,146         598,461

DEFERRED REVENUE - NON-CURRENT                          440,912         828,713

MINORITY INTEREST                                       158,780          94,056

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,634,750 shares at March 31, 1997 and
      6,187,634 shares at June 30, 1996                   6,635           6,188
  Additional paid-in capital                         17,294,536      12,579,402
  Accumulated deficit                               (11,725,106)     (3,302,082)
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                            5,576,065       9,283,508
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    11,386,312  $   14,388,166
                                                  ==============   =============

                See notes to consolidated financial statements.

                 LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                    -------------------    ---------------------
                                      1997      1996         1997        1996
                                    --------   ---------   ---------  ----------
                                          (UNAUDITED)             (UNAUDITED)

REVENUES:
  Production and royalties       $   820,258 $ 1,234,926 $ 1,566,266 $5,956,892
  Licensing agent fees               285,537     514,902     929,412  1,853,288
                                   ---------- ---------- -----------  ----------

                                   1,105,795   1,749,828   2,495,678  7,810,180
                                   ---------- ---------- -----------  ----------

OPERATING EXPENSES:
  Production and royalties         1,252,276   1,297,137   2,231,267  5,557,345
  Licensing agent - direct costs     200,875     317,359     641,123    901,317
  General and administrative       1,217,165     574,410   2,717,935  1,931,621
  Write-down of film and
     program costs                 5,456,180          -    5,456,180         -
                                   ---------- ----------  ----------  ----------

                                   8,126,496   2,188,906  11,046,505  8,390,283
                                   ---------- ----------  ----------- ----------

LOSS FROM OPERATIONS              (7,020,701)   (439,078) (8,550,827)  (580,103)

INTEREST INCOME - NET                 78,714      55,870     192,527    229,665
                                   ---------- ----------  ----------- ----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY
    INTEREST                      (6,941,987)   (383,208) (8,358,300)  (350,438)

PROVISION FOR INCOME
  TAXES - CURRENT                         -       17,450          -      38,440

MINORITY INTEREST                    (13,123)      2,002     (64,724)  (123,117)
                                   ---------- ----------  ----------- ----------

NET LOSS                        $ (6,955,110) $(398,656) $(8,423,024) $(511,995)
                                   ========== ==========  =========== ==========

NET LOSS PER SHARE                  $  (1.05)   $ (0.06) $     (1.29) $   (0.08)
                                   ========== ==========  =========== ==========

WEIGHTED AVERAGE SHARES            6,632,750  6,180,387    6,506,884  6,180,305
                                   ========== ==========  =========== ==========









                  See notes to consolidated financial statments.

                 LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
                                                                     (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                              (8,423,024)    (511,995)
                                                         ----------   ----------

  Adjustments to reconcile net loss to net cash from operating activities:
     Amortization of film and program costs                853,032    3,295,761
     Write-down of film and program costs                5,456,180           -
     Depreciation and other amortization                   288,256      314,120
     Minority interest                                      64,724      123,117

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts
      receivable - current                               1,013,256    2,463,981
   (Increase) decrease in accounts
      receivable - non-current                             798,453      706,767
   Additions to film and program costs                  (2,652,529)  (5,830,096)
   (Increase) decrease in prepaid expenses                 107,191      (69,493)
   (Increase) decrease in income taxes receivable               -           434
   (Increase) decrease in deposits receivable               10,421       (1,500)
   Increase (decrease) in accounts payable
      and accrued expenses                               1,825,733      361,972
   Increase (decrease) in participations
      payable - current                                   (183,667)     628,517
   Increase (decrease) in participations
      payable - non-current                                (94,315)    (713,915)
   Increase (decrease) in income taxes payable                  -       (14,181)
   Increase (decrease) in deferred revenue - current      (519,085)  (2,708,548)
   Increase (decrease) in deferred revenue - non-current  (387,801)    (660,469)
                                                         ----------   ----------
                                                         6,579,849   (2,103,533)
                                                         ----------   ----------

CASH USED IN OPERATING ACTIVITIES                       (1,843,175)  (2,615,528)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (10,742)    (159,021)
                                                         ----------   ----------

CASH USED IN INVESTING ACTIVITIES                          (10,742)    (159,021)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                               4,715,581          203
                                                         ----------   ----------

CASH PROVIDED BY FINANCING ACTIVITIES                    4,715,581          203
                                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,861,664   (2,774,346)

CASH AND CASH EQUIVALENTS - beginning of period          3,358,230    7,395,238
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS - end of period                6,219,894    4,620,892
                                                         ==========   ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                    --           --
                                                         ==========   ==========
  Income taxes                                                --         56,526
                                                         ==========   ==========




                 See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's Annual Report on Form 10-K/A dated October 28, 1996 for the year ended June 30, 1996.

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Except as described in note 3 below, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of a full fiscal year.

2. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number common shares outstanding for the respective period.

3. WRITE-DOWN OF FILM AND PROGRAM COSTS

The write-down of film and program costs amounted to $5,456,180. This non-cash charge, of which approximately $2.1 million relates to THE PUZZLE PLACE(R) and approximately $3.3 million relates to BACKYARD SAFARI(TM), reflects the Company's revision of its estimated future net royalty stream with respect to the PUZZLE PLACE(R) and the Company's revision of its anticipated production funding sources and its estimated future net royalty stream with respect to BACKYARD SAFARI(TM). In both cases, the Company accrued for estimated remaining project costs.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended March 31, 1997 as compared to three months ended March 31, 1996

Production and royalty revenues for the three month period ended March 31, 1997 decreased to $820,258 from $1,234,926 in the comparable 1996 quarter. This decrease is primarily the result of reduced production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW(R) and BACKYARD SAFARI(TM) which was partially offset by revenues from production activity beginning in the current quarter on "NO! REALLY" and the "DISCOVERY KIDS" project to produce interstitial material.

Licensing agent fee revenues for the three month period ended March 31, 1997 decreased to $285,537 from $514,902 in the comparable 1996 quarter. This decrease is primarily the result of reduced revenue recognition resulting from the adjustment of the licensing terms for several licensees on THE PUZZLE PLACE(R) and lower royalties on SONIC THE HEDGEHOG(TM).

Production and royalty expenses for the three month period ended March 31, 1997 decreased to $1,252,276 from $1,297,137 in the comparable 1996 quarter reflecting primarily the decreased production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW(R) and BACKYARD SAFARI(TM), largely offset by production activity beginning in the current quarter on "NO! REALLY" and the "DISCOVERY KIDS" interstitial project as well as additional development expenses.

Direct costs of licensing agent activities for the three month period ended March 31, 1997 decreased to $200,875 from $317,359 in the comparable 1996 quarter primarily as a result of reduced personnel, travel and marketing costs.

General and administrative expenses for the three month period ended March 31, 1997 rose to $1,217,165 from $574,410 in the comparable 1996 quarter. This increase is due to costs related to the hiring of the new Chief Executive Officer, a severance charge and a reduction in project activities resulting in reduced project absorption of personnel costs, office expenses and facilities costs.

The write-down related to film and program costs amounted to $5,456,180. This non-cash charge, of which approximately $2.1 million relates to THE PUZZLE PLACE(R) and approximately $3.3 million relates to BACKYARD SAFARI(TM), reflects the Company's revision of its estimated future net royalty stream with respect to the PUZZLE PLACE(R) and the Company's revision of its anticipated production funding sources and its estimated future net royalty stream with respect to BACKYARD SAFARI(TM). In both cases, the Company accrued for estimated remaining projectcosts.

With respect to THE PUZZLE PLACE(R), the licensing relaunch plan recently prepared by the Company does not appear to have the revenue generating capabilities that the Company previously anticipated, particularly in the short-term. In addition, unexploited licensing categories previously identified by the Company have not met expectations. Further, internationally, the Company is finding it to be a greater challenge than anticipated to both distribute the television program andbuild a licensing campaign.

With respect to BACKYARD SAFARI(TM), based on negotiations the Company was having with certain distribution outlets, the Company expected to have secured an airing commitment which would have included an initial license fee. While the Company continues to believe that the program will air, it no longer expects to receive an initial license fee. In addition, because the Company currently expects that any airing of the program will be on a limited basis, at least initially, reduced production revenues are expected. Furthermore, negotiations with certain venues that were expected to help drive merchandise sales were not successfully completed which further reduced previously estimated licensing revenues. Because the program has not yet been cleared domestically, international exploitation of this property, at least initially, is no longer expected to be significant.

Management anticipates focusing more of the Company's time and resources on properties which are currently on the development slate which may have more near-term financial benefit to the Company. These include HUMONGOUS and programming for DISCOVERY to fill a minimum of 1/6 of the programming on DISCOVERY CHANNEL KIDS.

Interest income, net for the three month period ended March 31, 1997 increased to $78,714 compared to $55,870 in the comparable 1996 quarter, as a result of an increased level of cash invested in the current year.

There was no provision for income taxes recorded for the three month period ended March 31, 1997 compared to $17,450 for state and local taxes recorded in the comparable 1996 quarter.

Minority interest in licensing activities for the three month period ended March 31, 1997 was $13,123 compared to a benefit of $2,002 in the comparable 1996 quarter.

Net loss for the three month period ended March 31, 1997 was $6,955,110 ($1.05 per share) compared to a net loss of $398,656 ($.06 per share) in the comparable 1996 quarter primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the three month period ended March 31, 1997 increased to 6,632,750 from 6,180,387 in the comparable 1996 quarter primarily as a result of the issuance of shares related to the purchase of a 6.6% equity stake in the Company by Discovery Communications, Inc. ("DCI") in September 1996 as well as the exercise of stock options during the twelve month period since March 31, 1996.

Results of Operations - Nine months ended March 31, 1997 as compared to nine months ended March 31, 1996

Production and royalty revenues for the nine month period ended March 31, 1997 decreased to $1,566,266 from $5,956,892 in the comparable 1996 nine month period. This decrease is primarily the result of significantly reduced production activity on THE PUZZLE PLACE(R), BACKYARD SAFARI(TM) and READING RAINBOW(R), all which was partially offset by production activity beginning in the quarter ended March 31, 1997 on "NO! REALLY" and the "DISCOVERY KIDS" interstitial project.

Licensing agent fee revenues for the nine month period ended March 31, 1997 decreased to $929,412 from $1,853,288 in the comparable 1996 nine month period. This decrease is primarily the result of reduced revenue recognition resulting from the adjustment of the licensing terms for several licensees on THE PUZZLE PLACE(R) and reduced royalties on SONIC THE HEDGEHOG(TM).

Production and royalty expenses for the nine month period ended March 31, 1997 decreased to $2,231,267 from $5,557,345 in the comparable 1996 nine month period reflecting primarily decreased production and royalty activity on THE PUZZLE PLACE(R) and reduced production activity on READING RAINBOW(R) and BACKYARD SAFARI(TM), all of which was partially offset by production activity beginning in the comparable 1997 period on "NO! REALLY" and the "DISCOVERY KIDS" interstitial project as well as additional development expenses.

Direct costs of licensing agent activities for the nine month period ended March 31, 1997 decreased to $641,123 from $901,317 in the comparable 1996 nine month period primarily as a result of reduced personnel, travel and marketing costs.

General and administrative expenses for the nine month period ended March 31, 1997 rose to $2,717,935 from $1,931,621 in the comparable 1996 nine month period. This increase is due to costs related to the hiring of the new Chief Executive Officer, a severance charge as well as a reduction in project activities resulting in reduced project absorption of personnel and facilities costs being absorbed by project activities.

The write-down of film and program costs is discussed in the results of operations for the three months ended March 31, 1997.

Interest income, net for the nine month period ended March 31, 1997 decreased to $192,527 from $229,665 in the comparable 1996 nine month period. This decrease is primarily due to a reduced level of cash invested during the earlier part of the fiscal year, resulting from the Company's utilization of cash for production, development and corporate needs.

There was no provision for income taxes recorded for the nine month period ended March 31, 1997 compared to $38,440 for state and local taxes in the comparable 1996 nine month period.

Minority interest in licensing activities for the nine month period ended March 31, 1997 was $64,724 compared to $123,117 in the comparable 1996 nine month period. This reduction is the direct result of the reduced profitability of the licensing agent.

Net loss for the nine month period ended March 31, 1997 was $8,423,024 ($1.29 per share) compared to net loss of $511,995 ($.08 per share) in the comparable 1996 nine month period primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the nine month period ended March 31, 1997 increased to 6,506,884 from 6,180,305 in the comparable 1996 nine month period primarily as a result of the issuance of shares related to DCI's purchase of its 6.6% equity stake in the Company as well as the exercise of stock options during the twelve month period since March 31, 1996.

Liquidity and Capital Resources

The Company had cash and cash equivalents as of March 31, 1997 of approximately $6.2 million, and no long-term debt. The Company is not generating cash flow from operations sufficient to fund its current level of operating expenses, and additional funding from strategic alliances and/or distribution arrangements is believed by management to be important for sustaining the Company's operations on a long-term basis. The Company also expects to take steps to reduce its operating expenses.

Cash used in operating activities was approximately $1.9 million for the nine month period ended March 31, 1997, compared to approximately $2.6 million for the same period last year. A net loss of approximately $8.4 million for the nine month period ended March 31, 1997, which included non-cash project related write-downs of approximately $5.5 million, net additions to film and program costs of approximately $1.8 million, a decrease in deferred revenues of approximately $0.9 million and a decrease in participations payable of approximately $0.3 million, was partially offset by a decrease in accounts receivable of approximately $1.8 million, an increase in accounts payable and accrued expenses of approximately $1.8 million and depreciation and other amortization of approximately $0.3 million.

Cash used in investing activities was approximately $11,000 for the nine month period ended March 31, 1997, compared to approximately $159,000 for the same period last year. The Company acquired equipment during the first nine months of fiscal 1996 as part of its expansion of post production capabilities as well as the improvement of its management information systems.

Cash provided from financing activities was approximately $4.7 million for the nine month period ended March 31, 1997 compared to $203 for the same period last year. In September 1996, DCI invested $5 million, which was partially offset by costs relating to the transaction, in return for a 6.6% equity stake in the Company, and the right to purchase what currently represents an additional 6.2% equity stake in the Company through the exercise of warrants at $13 per share.

As of March 31, 1997, the Company is continuing with the outreach, publicity and rights renewals for the first 65 episodes of THE PUZZLE PLACE(R). All these remaining costs were accrued and included in the calculation of the film and program cost write-down related to the property. The Company estimates that, after it receives the balance of the monies due from Corporation for Public Broadcast and KCET, its remaining funding requirement will be no more than approximately $0.1 million. With respect to THE PUZZLE PLACE(R) licensing effort, the Company and KCET have agreed to, and may in the future, adjust the licensing terms for certain licensees in order to free up existing licensed categories.

The Company is completing post production on the initial season of 13 episodes of BACKYARD SAFARI(TM) which was partially funded through a major grant from the National Science Foundation. The Company estimates that its remaining funding requirement for this project is approximately $0.5 million to cover primarily outreach and promotion activities. All of these remaining costs were accrued for at March 31, 1997 and included in the calculation of the film and program cost write-down related to the property.

Management does not expect inflation to have a significant impact on the business.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including, without limitation, descriptions of the Company's targets or goals and Management's views concerning the Company's pending and proposed projects, prospects and future financial performance contained in this discussion and analysis and elsewhere, constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasts. These risks include, among others: network and studio acceptance of television and motion picture projects; negotiation of appropriate license and distribution and other partnership and business arrangements; the ability of the Company to secure timely funding; less than anticipated consumer acceptance of entertainment projects or licensed products; as well as risks generally associated with the production of a television series, movie or other entertainment project. These and other risks are described in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, copies of which are available from the SEC or may be obtained upon request from the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits

          10.19 Employment Agreement with Susan Solomon  and Exhibits
                  Thereto

          10.20 Employment Agreement with David Michaels

          10.21 Mutual Separation Agreement with Britten & Stone

      b) Reports on Form 8-K

        The Company filed a Report on Form 8-K on May 8, 1997 reporting a change in certifying accountants. The filing included a letter from the former certifying accountants pursuant to Item 304 (a) (3) of Regulation S-K.

                                   SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                        LANCIT MEDIA ENTERTAINMENT, LTD.



Date: May 20, 1997        By:  /s/ Gary Appelbaum
                            Gary Appelbaum
                            Senior Vice President, Chief Financial Officer & Treasurer



Date: May 20, 1997        By:  /s/ Laurence A. Lancit
                            Laurence A. Lancit
                            Co-President