Form 10-K
period 1997-06-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-10-14
CIK 868796

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     JUNE 30, 1997
                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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
    (Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code:  (212) 977-9100
Securities registered pursuant to Section 12(b) of the Act:
                                  None
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.001 per share
                            (Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: x No:

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting and non-voting common equity held by non-affiliates: $24,050,968 on October 3, 1997.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,634,750 shares of Common Stock, par value $.001 per share, outstanding on October 3, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                 None





                           TABLE OF CONTENTS
                      ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                   LANCIT MEDIA ENTERTAINMENT, LTD.


                                 Part I
Item No.                                                    Page
----------------------------------------------------------------
      1              Business                                   I-1
      2              Properties                                 I-11
      3              Legal Proceedings                          I-11
      4              Submission of Matters to a Vote of
                     Security Holders                           I-11

                                Part II
      5              Market for Registrant's Common Equity and
                     Related Stockholder Matters                II-1
      6              Selected Financial Data                    II-2
      7              Management's Discussion and Analysis of
                       Financial Condition and Results of
                                 Operations II-3
      7A             Quantitative and Qualitative Disclosure
                     About Market Risk                          II-8
      8              Financial Statements and Supplementary
                     Data                                       II-8
      9              Changes in and Disagreements with
                     Accountants on Accounting and Financial
                                 Disclosure II-8

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

                                Part IV
     14              Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                    IV-1
                     Signatures                                 S-1

                                PART I

Item 1.    Business

Introduction

      Lancit Media Entertainment, Ltd. (the "Company") creates, acquires, develops and produces high-quality children's "edutainment" and family programming, including the 11-time Emmy Award-winning Reading Rainbow(R) (including 1997 and 1996's Emmys for "Outstanding Children's Series"), which is now entering its fifteenth year on the Public Broadcasting Service ("PBS"), and The Puzzle Place(R), the award-winning children's program, produced in cooperation with KCET/Southern California ("KCET"), now in its third year on PBS. The Puzzle Place has received over 20 broadcast awards, plus four Emmy Award nominations, including one for 1997's "Outstanding Children's Preschool Series". The Company seeks to reach consumers for its productions via traditional commercial and public broadcast television, cable television, motion pictures, home video, and interactive media products.

      The Company was formed in New York on June 11, 1979 and became publicly-traded in June 1991 (NASDAQ: LNCT). The Company includes Lancit Media Entertainment, Ltd. ("Lancit"), which is an entity engaged in the acquisition and development and/or production of properties for television series, motion pictures, home videos and interactive media products for children and family-oriented audiences; Frame Accurate, Inc. ("Frame"), a wholly-owned subsidiary of Lancit, which provides post-production services that include personnel, facilities, graphics, and dubbing, as well as other editing and finishing services; Lancit Copyright Corp. ("LCC"), a wholly-owned subsidiary of Lancit, which holds copyrights and other intellectual property rights; and The Strategy Licensing Company, Inc. ("Strategy"), a wholly- owned subsidiary of Lancit, which is a merchandise licensing and promotions company that performs licensing agent functions and is a 50.1% partner in The Puzzle Place Marketing Company joint venture ("PPMC").

      The Company has its principal executive offices at 601 West 50th Street, New York, New York 10019 (212-977-9100). As used in this report, the terms "Company" and "Lancit" refer to Lancit Media Entertainment, Ltd. and its subsidiaries unless the context otherwise indicates.

Overview of Business

      The Company either creates or seeks out and identifies properties that it believes to be suited to become television series or motion pictures, either for television or theatrical release. Properties targeted by the Company for acquisition are sometimes books or characters developed in another medium. Upon identification of such properties, the Company negotiates with the current holder of the property's rights to obtain an option to develop the property as a series or motion picture.

      Once the  concept  has been  created or rights to the  property  have been secured,  the  property  enters a  development  period.  Development  activities include determining the best medium for exploitation of the property, determining a budget for the project, creating the stories and characters, and, where appropriate, scripting. Once the property has been developed, the Company seeks to negotiate with various distribution venues which would be appropriate for the property (i.e., broadcast television, cable, theatrical release).

      Based on the outcome of these negotiations, the Company determines whether it will, in fact, go into production of the property and, if so, the type of funding required to complete the production. The Company seeks production funding from several sources, including underwriting grants and corporate funding/sponsorship, broadcast license fees, producer fees, royalties, and licensing and distribution advances. In certain cases, the Company's costs of production exceed the production funding available, requiring the Company to deficit-finance a portion of these production costs, if it elects to go forward with production.

      After production funding has been obtained and primary production has been completed, the project goes into post-production, which may include editing of the project, the addition of graphics and effects, opening and closing credits and other improvements to the original production materials.

      Additional revenue opportunities may come from international sales, publishing tie-ins and, in the case of successful series, licensing fees and royalties related to sales of merchandise and other consumer items. Rights in and revenues from these various revenue streams are typically shared, in a significant fashion, with talent, distributors and others. There can be no assurance, once the Company has developed, produced and sold a property, that it will be a success or, if it is a success, that it will generate income for the Company.

      The Company has a number of properties in development that it believes to be well-suited for the growing children's programming market (see "Business - Development" and "Business - Areas of Proposed Growth", below). However, even if the Company successfully develops, produces and sells these properties, it will be some time, if at all, before they can become income-producing properties. The Company requires substantial additional funding in order to continue its operations and to place these and or other properties into production. The Company is actively exploring a number of alternatives to obtain such funding. The Company is also actively seeking guaranteed distribution arrangements which would reduce the risk of funding such new programming.

Strategic Restructuring

      In the fiscal year ended June 30, 1997, the Company determined to implement a strategic restructuring plan, the initial phase of which included an extensive and systematic review of the Company's operations, cost structure and balance sheet. As part of this process and the Company's continuing analysis, the Company reviewed the anticipated future revenue streams related to its projects and recorded a charge of approximately $5.5 million. This non-cash charge related to film and program costs, of which approximately $2.1 million related to The Puzzle Place and approximately $3.3 million related to Backyard Safari(R). The charge reflected the Company's revision of each of its estimated future royalty streams with respect to The Puzzle Place and its anticipated production funding sources and its estimated future net royalty stream with respect to Backyard Safari. In both cases, the Company accrued for estimated remaining project costs.

      As part of this restructuring program, management anticipates focusing more of the Company's time and resources on properties that are currently in development which may have more revenue-producing potential to the Company, including a new series currently called Putt Putt 'n Pals, based upon characters developed by Humongous Entertainment, programming for Discovery Communications, Inc. ("DCI") to fill a minimum of one-sixth of the programming on Discovery Kids (see "Business - Development", below), and other commercial broadcasters. Additionally, the Company has, and, where appropriate, will continue to take steps to minimize its operating expenses and continues to seek strategic partners (see "Business Capital Requirements", below).





Strategic Programming Alliance With Discovery Communications, Inc.

      In September 1996, DCI entered into a non-exclusive strategic programming alliance with Lancit and invested $5 million for an initial 6.6% equity stake in the Company. DCI is a large privately-held, diversified media company which owns cable television's The Discovery Channel and The Learning Channel, as well as the national retailing chain, The Nature Company.

      In May 1997, the Company entered into a two-year production output agreement with DCI, under which the Company will provide one-sixth of the
Discovery Channel's Discovery Kids block of programming, which will expand as the programming block expands. Discovery Kids is currently a 3-hour weekly block. Pursuant to the May 1997 agreement, DCI also agreed to fund 13 half-hours of programming for each of the 1997-98 and 1998-99 seasons. No Really is a show which was already produced and aired under the original September 1996 arrangement, as were the "Discovery Kids" promotional spots. In the fiscal year ended June 30, 1997, DCI accounted for 64% of the Company's production and royalty revenues.

      The Company and DCI have agreed that Outward Bound, scheduled to debut in Fall 1998, will be the first program produced under the new May 1997 arrangement.

Capital Requirements

      Notwithstanding the Company's significant cash position at June 30, 1997, the Company believes that additional funding will be necessary to sustain the Company's operations through the fourth quarter of fiscal 1998. The Company is actively seeking additional funding and has retained an investment banking firm to assist it in this effort. Among the alternatives being considered by the Company are a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners. The Company continues to pursue marketing efforts to generate cash from production and licensing activities and, where appropriate, may explore turning to account certain non-strategic assets. While there can be no assurance that any such transactions will be available to the Company or, if available, that they will be on terms favorable to the Company or its shareholders, the Company is devoting considerable management and other resources to these efforts.

      The Company also has taken steps to reduce, where appropriate, its operating expenses. These steps include relocating Strategy, its merchandising and licensing agent subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions.

Productions

      In addition to Reading Rainbow and The Puzzle Place, the Company's television productions include Outward Bound, an original series that follows a group of young teenagers on Outward Bound wilderness adventure trips, which is scheduled to air on Discovery Kids in Fall 1998, and Backyard Safari, a natural science series for 4-to-8 year olds, featuring Crinkleroot(C), a 3-D animated character featured in Jim Arnosky's popular series of nature books, which is scheduled to air on public television stations commencing in November 1997.

      Reading Rainbow

      Lancit is the co-creator of and has produced 130 episodes of Reading Rainbow, the award-winning daily children's series, hosted by LeVar Burton, now entering its fifteenth broadcast season on over 300 PBS stations nationwide. The series was the winner of the 1996 and 1997 Daytime Emmy Award for "Outstanding Children's Series". Each episode centers on a television adaptation of a picture book appropriate for beginning readers.

      The episodes were produced pursuant to contracts with GPN/NETV Network ("GPN") on behalf of itself and WNED-TV, Buffalo ("WNED"). Reading Rainbow is owned by GPN and WNED, which control all rights to the series, including merchandising and distribution. Lancit and Frame are paid fees for producing, directing and providing post-production services to this series. Revenues related to the series accounted for approximately 30%, 35% and 14% of the Company's production and royalty revenues during the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Funding for Reading Rainbow has been provided by PBS, The Corporation for Public Broadcasting ("CPB"), the National Science Foundation and others. A commitment for a portion of the funding for future episodes has been received, and the Company has recently engaged in discussions with GPN and WNED regarding potential opportunities related to additional funding of the series. There can be no assurance that these discussions will be successful.

      In August 1997, the Company became the exclusive licensing agent for Reading Rainbow for a term of up to ten years, subject to meeting certain sales goals. The Company will receive a customary license fee based on the percentage of sales of products and merchandise bearing the Reading Rainbow brand (excluding sales of existing products sold to the school and library markets). The Company, as licensing agent for Reading Rainbow, (see "Business - Licensing Agent Activities") will seek to expand the merchandising activities relating to the Reading Rainbow brand, and, as a means to accomplish this goal, is developing plans for brand expansion both domestically and internationally focusing on publishing, merchandising, foreign television, promotions, multi-media, home video and learning systems marketed to parents.

      The Puzzle Place

      In November 1991, CPB awarded Lancit and KCET a $4.5 million grant to develop and produce The Puzzle Place, designed to be the first new major daily preschool series created for public television since the premiere of "Sesame Street" in 1969. The series premiered on January 16, 1995 with an initial 40 episodes delivered to PBS. Episodes 41 through 65, produced between March 1995 and December 1995, began airing in February 1996.

      In June 1997, the Company and KCET entered into an agreement with PBS, pursuant to which PBS would reimburse the Company and KCET up to $1 million in actual costs of securing additional releases of episodes 1 through 65 of the series in return for domestic broadcast rights to the series through December 1998. In addition, if the Company and KCET deliver ten new episodes on or before November 1, 1998 for airing on or before January 1, 1999, PBS will reimburse up to $688,000, plus any unused portion of the previous $1 million in funding, toward securing additional releases of the first 65 episodes in exchange for domestic broadcast rights to the series through June 30, 2000.

      The Company and KCET share equal ownership in all ancillary rights to the series. CPB is entitled to receive a 19% profit participation in ancillary sales of the project but has committed to invest proceeds which would otherwise be received under this participation, through June 30, 1997, towards the production funding shortfall on the first 65 episodes.

      As of June 30, 1997, Lancit had received all but approximately $0.1 million of the full amount of the project grants and had recognized substantially all of the revenues related to them over a four year period ending June 30, 1997. As of June 30, 1997, the remaining promotion and outreach efforts required under the CPB grant for the series are still continuing. Production and royalty revenues related to The Puzzle Place accounted for less than 1% of the Company's production and royalty revenues during the fiscal year ended June 30, 1997 and approximately 48% and 83% of the Company's production and royalty revenues during the fiscal years ended June 30, 1996 and 1995, respectively.

     Lancit and KCET have been actively seeking funding from various sources to support the production of ten new episodes. International Home Foods, Inc./Chef Jr. has agreed to provide funding in the amount of $1.25 million over the next three years and CPB has committed to an additional $1.0 million in funding. The Company and KCET intend to begin the production of the ten new episodes, required to be delivered to PBS by November 1, 1998, in early 1998. The expected budget of $3.2 million for the ten new episodes includes approximately $1.0 million of which approximately $0.5 million from Carnegie Corporation of New York, the Surdna Foundation and the Ford Foundation is already in place, for outreach and promotion activities. The Company is currently in negotiations to acquire the additional financing necessary to fund the production of the ten new episodes. There can be no assurance that the Company will be able to acquire such financing on terms satisfactory to the Company or, if the Company obtains such financing, that the ten new episodes will be completed by November 1, 1998.

      During the fiscal year ended June 30, 1994, the Company, through Strategy, established PPMC, a joint venture with KCET to manage the exploitation of the various ancillary rights associated with The Puzzle Place. The Company has recognized revenues of $741,420, $1,325,868 and $1,351,007 during the fiscal years ended June 30, 1997, 1996 and 1995, respectively, resulting from its role in the joint venture. PPMC continues to service The Puzzle Place licensee accounts and generates fees from such activities. However, the Company believes that early licensee and retailer expectations for sales of licensed products related to the property were excessively high and that the product introduction, shortly after the show began airing, into an unusually weak overall retail climate led to disappointing retail sales in a number of product categories. The Company, with KCET, has agreed to restructure royalty payment schedules and license terms with certain licensees in order to more closely reflect the anticipated future royalty stream expected to be generated by those particular categories. There can be no assurance that the Company will not effect such a restructuring again in the future.

      During the fiscal year ended June 30, 1997, the Company determined that the licensing relaunch plan developed by the Company in early 1997 did not appear to have the revenue generating capabilities that the Company previously anticipated, particularly in the short-term. In addition, unexploited licensing categories previously identified by the Company have not met expectations. Further, internationally, the Company is finding it to be a greater challenge than anticipated to distribute the television program, leading to delays in the building of an international licensing campaign. As a result of all of these factors, the Company recorded a non-cash charge in the amount of approximately $2.1 million for the fiscal year ended June 30, 1997, which included an accrual for the estimated remaining program cost. For the fiscal year ended June 30, 1996, the Company recorded a non-cash charge of approximately $2.5 million to reflect its reduced royalty expectations.

      Based on the history of certain other well established PBS children's series, consumer awareness levels appear to reach their peak several years after a show's debut. Although there can be no assurance that the same will hold true with The Puzzle Place, the Company will seek to work closely with licensees and potential retail partners to heighten the retail popularity of the property.

      Outward Bound

      Outward Bound is the first series under Lancit's new output arrangement with DCI (see "Business - Strategic Programming Alliance with Discovery Communications, Inc."). The Company has signed a co-production deal with the wilderness adventure company Outward Bound, Inc. for a series that follows the experiences of a group of young teenagers on Outward Bound adventure trips. A distribution arrangement with DCI is in place, pursuant to which an initial 13 episodes are on order for airing in Fall 1998 (with DCI having options to order additional episodes). With respect to the series, the Company, together with Outward Bound, Inc., will retain copyright and control of all foreign broadcast rights (except those for Latin America) and all other rights, including home video and all other ancillary rights. The Company and Outward Bound, Inc. also retain the copyright and control of the domestic television rights subject to the five year (three years for Latin America) DCI license. Should Outward Bound decide to begin a licensing and merchandising effort, the Company will be the exclusive licensing agent of these rights.

      No Really

      Under the September 1996 agreement with DCI, the Company produced No Really for the Discovery Kids programming block. DCI funded the cost of the production of the series, which represented 26% of the Company's total production and royalty revenues for the fiscal year ended June 30, 1997. The series debuted in April 1997, and the six half-hour episodes produced have already aired. Under the terms of the agreement with DCI, the Company is not entitled to any further revenues from the series.

      "Discovery Kids" Promotional Spots

      Under the September 1996 agreement with DCI, the Company produced a series of promotional identity spots for the "Discovery Kids" programming block. DCI funded the project, and the Company received a producer fee. The project accounted for 38% of the Company's total production and royalty revenues for the fiscal year ended June 30, 1997. Under the terms of the agreement with DCI, the Company is not entitled to any further revenues from the series.

      Backyard Safari

      The Company has completed production and post-production on the initial season of 13 half-hour episodes of Backyard Safari, a natural science television series for young children that is scheduled to premiere on public television in November 1997. In addition, the Company has entered into an agreement with GPN for distribution of Backyard Safari to the national school and library market. The show combines live action field trips with "3-D" performance animation to explore the wonders of nature. In 1993, Backyard Safari was the recipient of a $1.69 million underwriting grant from the National Science Foundation, the primary grantor of the project, and the project has been developed in cooperation with the American Museum of Natural History.

      In June 1994, the Company and Manhattan/Transfer Edit entered into an agreement under which the Company utilized the technology of Manhattan/Transfer Edit's digital animation stage to create the motion capture effects for Backyard Safari's animated co-host, Crinkleroot. As part of the agreement, Manhattan/Transfer Edit received a profit participation in the series.

      The Company continues to work toward securing additional production funding from potential sources of underwriting. Management believes that such efforts may be enhanced when the series begins airing. In the event that the Company were to receive no amounts from sources of outside production funding, the Company estimates that its remaining cash outlay required for this project beyond June 30, 1997 would be less than $0.5 million.

      Because the program is expected to be aired on a limited basis, at least initially, the Company has reduced its projected production revenues. Furthermore, negotiations with certain venues that were expected to help drive merchandise sales were not successful, which further reduced previously estimated licensing revenues. Also, as the program has only recently been cleared domestically, international exploitation of this property, at least initially, is no longer expected to be significant. As a result of all of these factors, the Company recorded a non-cash charge of approximately $3.3 million during the fiscal year ended June 30, 1997, which included an accrual for estimated remaining project costs.

      The Company currently owns all rights to the Backyard Safari series and related products as well as the exclusive right to license the Crinkleroot character as part of the series licensing effort. The Company will act as exclusive licensing agent for the series in a wide range of product categories.

Development

     The Company has numerous projects in development. However, as is typical in the television and film industry, only a relatively small number of such projects are ultimately produced. There can be no assurance that the Company's efforts in developing or acquiring potential new programs, including any of the projects in development described below, will lead to production commitments or that any programs that are ultimately produced will be successful.

      Series in Development

      The Company has a number of television projects in development, including:
Missing Links, a half-hour game show which is being co-produced with the Smithsonian Institution and H. Beale and Company (the late Brandon Tartikoff's production company); Danger Guys, an action-adventure series based on the popular children's books; SEEKERS, an action/adventure series in partnership with The Smithsonian Institution; A.F.R.I.C.A., an animated series about children who can communicate with animals and use their special powers to help solve the problems which arise when the world of humans clashes with the world of nature; Humongous's Putt-Putt(R) & Pals (Freddi Fish & Pajama Sam), an original treatment for an animated series based on Humongous Entertainment's award-winning, best-selling CD-ROMs; Lemmings(R), a game show based on the computer game of the same name; The Zack Files based on the Grosset & Dunlap book series by Dan Greenburg; Pink and Say, based on the book by children's author Patricia Polacco; The Saddle Club, based on the popular sixty-five book series of the same title; and Royal Pain, based on author Ellen Conford's book of the same name. The Company also has television and merchandising rights to many other projects, including Broderbund Software's KID PIX.

      Feature Films in Development

      Lancit is currently developing a number of feature film projects, including: The Giver, a best-selling children's fiction book, as a feature with Jeff Bridges' AsIs Productions; The Watsons Go to Birmingham - 1963, with Whoopi Goldberg and her company, One Ho Productions; Fenwick's Suit, based on the Farrar, Straus & Giroux picture book of the same name by David Small, a comedy currently in development with Fox 2000; The Adventures of Taxi Dog, based on the popular Dial Press book series by Sal and Debra Baracca; Groucho Marx Story, a biographical picture; and A Christmas Crime, an original screenplay by Adam Kulakow and Simon Kelton. Should any of these films go into production, the Company would seek to recoup its development costs, receive producer fees and a participation in the film's revenue and would not be required to incur any other future costs in association with these projects. There can be no assurance that any of these films will go into production or that, if any of them do, that they will ultimately be successful.

      Other

      The Company is developing several of its properties as television movies and/or direct-to-home videos, including: The 13th Floor, a supernatural time travel adventure story; and Dry Fire, a police story told from the female perspective. The Company also has rights to develop and produce a slate of biographical films, including a motion picture based upon the life of Ingrid Bergman. Other film properties include The Greyhound Project, Sleepless Beauty and Coming of Age with Elephants.

Licensing Agent Activities

      In September 1997, the Company became the exclusive licensing agent for Reading Rainbow for all product categories other than existing products sold to the school and library markets for a term of up to ten years, subject to meeting certain sales goals. The Company, as licensing agent for Reading Rainbow, will seek to expand the merchandising activities relating to the Reading Rainbow brand. Reading Rainbow has established brand recognition with children, parents, teachers, educators, publishers and librarians. The Company is developing extensive plans for brand expansion both domestically and internationally, focusing on publishing, merchandising, foreign television, promotions, multi-media, home video and learning systems marketed to parents. There can be no assurance that any or all of these expansion plans will come to fruition.

      The Company, through Strategy, a merchandising, licensing, and promotions company, performs licensing agent functions for properties and characters owned by Lancit, as well as for outside clients, including Sega of America, Sony Interactive, Humongous Entertainment and Broderbund Software. Revenues typically are derived from fees based upon the royalties and advances earned by its clients from the sale of licensed consumer products and promotions through the use of a client's copyrights, trademarks and trade names.

     Strategy acts as merchandising agent for some well known interactive properties, including Putt-Putt, Freddi Fish, and Pajama Sam for Humongous Entertainment; Lemmings for Sony Interactive; KID PIX for Broderbund Software; and Sonic the Hedgehog(TM) for Sega of America. Strategy continues to handle licensing and promotion activities for The Puzzle Place, Backyard Safari, SEEKERS, and Danger Guys.

      In October 1997, the Company entered into an agreement with Arlene J. Scanlan, pursuant to which the Company acquired the remaining 15% of the outstanding shares of the capital stock of Strategy held by her (see Item 13).

Post Production Services

      Frame   provides   post-production   services   that  include   personnel,
facilities, graphics, and dubbing, as well as other editing and finishing services.

      Frame occupies approximately 20% of the Company's 17,000 square feet of production/office space in New York City, and provides various post-production services for the Company's own productions. Post-production activities include off-line analog and random access editing, creation of special effects, computer-generated 3-D and digitized graphics, and on-line mastering and duplication subsequent to the completion of production of a project. Random access Avid(TM) editing systems, as well as other computer hardware and software, have been purchased over the last few years to enhance Frame's range of services. Frame makes facilities available for post-production services to outside producers, when the facilities are not being used on Company projects.

Trademarks, Service Marks and Copyrights

      LCC was formed to own and administer various copyrights created by the Company and currently administers all of the music publishing interests which the Company retains with respect to the music sound tracks for both The Puzzle Place and Backyard Safari, as well as for other productions created by the Company.

      The Company owns various United States trademarks, service marks and copyrights, including The Puzzle Place and Backyard Safari. The Company endeavors to take commercially reasonable actions to protect the marks and copyrights created and acquired in its business. Certain of the Company's trademarks, service marks and copyrights may be considered material to the Company's business.

      The Company's ability to obtain the rights to subject matter appropriate for children's and family programming is a factor that contributes to the Company's ability to develop and market such programming and to efficiently produce and distribute its products. The Company endeavors to obtain rights for merchandising and licensing and home video in order to enhance the value of the properties.

Areas of Proposed Growth

      The Company continues to evaluate potential business opportunities in several markets which it believes present natural tie-ins to its core production and licensing businesses. These markets include specialty and school-related children's products, book publishing, animation, direct-to-consumer sales and providing content to on-line computer service network providers. The Company may consider entering one or more of these business areas in partnership with larger media companies, and intends to explore such opportunities with its current distributors as well as with other potential strategic alliance candidates.

      The Company will seek to benefit from anticipated increasing demand for children's and educational programming over the next several years, as well as from positive demographic trends. Three principal sources are expected to spur this demand: 1) the pursuit by emerging domestic cable channels of advertising dollars aimed at children; 2) the proliferation of cable and satellite-delivered children's channels internationally; and 3) the Federal Communications Commission's mandate that each broadcast television station carry three hours of educational children's programming weekly.

      The Company believes that there are also revenue opportunities in the area of children's characters, which hold long-term commercial potential on a global basis. Characters may be created by the Company or acquired from other sources. Acquired characters typically are derived from properties exploited in publishing or other forms of distribution.

      Additionally, the Company believes that there is potential in international licensing, including foreign broadcast sales, and publishing, which the Company will seek to exploit. For example, in Latin America, the number of children's channels increased from zero to seven within a twelve-month period and The Puzzle Place can now be seen in Brazil, Mexico, and Panama, in addition to appearing on The Discovery/Learning Channel Latin America which is distributed throughout the Latin American continent.

      In  order  to  position   itself  to  take   advantage  of  these  growing
opportunities, the Company intends to focus on increasing its strategic alliances with business partners which can deliver additional distribution outlets, on-air, on-line, and at retail, for the Company's creative assets. This strategy is intended to increase the Company's profitability and allow its properties to be enjoyed by a broader base of viewers, readers, and consumers. There can be no assurance, however, that the Company will be able to take advantage of any of these opportunities or that the Company will achieve any commercial success as a result thereof.

Competition

      Competition in the television production, distribution, and syndication industries is intense, with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing, which are essential to create, acquire, develop, produce and distribute product. The Company's competitors include motion picture studios, television networks, and independent television production companies, which have become increasingly active in children's programming, and many of which have substantially greater financial and other resources than the Company. The Company competes for broadcast commitments and production funding for public television projects with Children's Television Workshop, other independent production companies, and projects produced by local public television stations. As the Company attempts to expand into other areas, including commercial television, it will face more intense competition from other, larger entities, which have substantially greater financial and other resources than the Company, such as The Walt Disney Company, Fox, Nickelodeon, Jim Henson Productions, Scholastic Productions, Cinar, and certain television syndicators, production companies, and networks which also seek to attract the children's/family audience segments with their programming. In addition, there is a strong trend toward vertical integration in the business, with more networks owning productions, making it more difficult for smaller, independent companies such as the Company to obtain favorable production financing and distribution terms.

      In the licensing industry, there is strong competition from other independent licensing agencies and from the in-house licensing divisions of other production companies and motion picture and television studios.

      With respect to its post-production activities for third parties, if any, Frame faces significant competition from many other independent, and other in-house, post-production facilities.

Employees

      As of October 3, 1997, the Company had 40 full-time employees, 20 of whom are engaged in production and related activities, and 20 of whom are in administration. The Company has an in-house staff of experienced, core production personnel as well as researchers and designers. In order to meet the staffing requirements of a production, the Company will augment its full-time creative staff by contracting with writers, directors, technical and other production personnel known to the Company, generally through paymaster service or loanout companies.

      The Company is party to collective bargaining agreements with the American Federation of Television and Radio Artists (with respect to The Puzzle Place and Backyard Safari) and the Writer's Guild of America. Some of the Company's current and proposed business activities may be affected by the existence of certain collective bargaining agreements with the Directors Guild of America and the Screen Actors Guild, as many of the performing artists, writers, technical and other production personnel that the Company may call upon are members of such unions and/or guilds.


Item 2.     Properties

       The Company's principal production offices and its post-production service facility, as well as its executive offices, are located at 601 West 50th Street, New York, New York 10019 pursuant to two leases with the same unrelated party. The combined leases cover approximately 17,000 square feet and both expire in September 1998. The aggregate annual base rent is approximately $217,660 through September 1998.

       The Company maintains development offices at 9454 Wilshire Boulevard, Beverly Hills, California 90212, pursuant to a lease, expiring in April 1998, with an unrelated party, for approximately 930 square feet at an aggregate annual rental of approximately $24,000.

       Strategy's licensing activities, previously based in Westport, Connecticut have been moved into the Company's New York City offices. The
Company is seeking to sublet the Westport offices or to terminate its obligations under this lease on terms mutually agreeable to the Company and the landlord. These premises are currently subject to a lease, expiring in March 1999, with an unrelated party for approximately 3,500 square feet at an aggregate annual base rental of approximately $68,000 plus certain escalation clauses. There can be no assurance that the Company will be able to sublet these offices or to terminate the lease.

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

                                 PART II

Item 5.     Market  For   Registrant's   Common   Equity  and   Related
Stockholder Matters

       The Company's Common Stock, par value $0.001 per share (the "Common Stock"), is traded in the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("NASDAQ") and listed under the symbol "LNCT".

       The table set forth below shows, for the period indicated, the high and low bid quotations on NASDAQ for the Company's Common Stock. These amounts represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                             Bid
      Quarter Ended           Type of Security
                                                       High        Low
September 30, 1995            Common Stock            $16.75     $12.50
December 31, 1995             Common Stock            $13.38     $10.63
March 31, 1996                Common Stock            $13.00      $8.88
June 30, 1996                 Common Stock            $14.00      $9.50

September 30, 1996            Common Stock            $12.88      $9.25


December 31, 1996             Common Stock            $10.50      $4.25


March 31, 1997                Common Stock             $7.13      $4.63

June 30, 1997                 Common Stock             $5.13      $2.69



      The Company has not paid any dividends in the two most recent fiscal years and has no present intention to declare or pay dividends.

       The Company estimates that, as of September 24, 1997, there were approximately 201 holders of record of its Common Stock.

       As of April 29, 1997, as amended June 20, 1997, the Company entered into an agreement with Robinson Lerer Montgomery, LLC ("RLM") pursuant to which RLM agreed to perform certain public relations and shareholder communication services to the Company for a term of one year in consideration of a monthly retainer and warrants to purchase up to 122,093 shares of the Company's Common Stock at an exercise price of $3.625 per share, which warrants are exercisable for a period of four years.

      As of September 10, 1997, the Company issued to Allen & Company Incorporated ("Allen") warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $3.00 per share, which warrants are exercisable for a period of five years. Such warrants were issued in partial payment for Allen's fee for investment banking services in connection with the September 1996 investment by DCI in the Company.

      The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in effecting these transactions.



Item 6.     Selected Financial Data

       The selected consolidated financial data with respect to each of the Company's fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993 is derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes thereto, set forth in Item 14 of this Report.

                                Fiscal Year Ended June 30,
                -----------------------------------------------------------
                    1997         1996          1995         1994        1993
Statement of
  Operations
Data:
Revenues       $  3,152,057  $ 9,061,213  $ 17,882,479  $ 8,914,698  $3,670,990
Income (loss)
from
continuing     $(10,078,908) $(3,700,713) $  1,247,499  $    34,874  $ (996,823)
operations (1)
Income (loss)
from
continuing
operations per
common share   $      (1.54) $      (.60) $        .20  $       .01  $     (.25)
(1)
Weighted
average shares
used in           6,538,851    6,177,051     6,365,741    6,154,223   3,944,010
computation
Balance Sheet
  Data:
Total assets   $  9,199,313  $14,388,166  $ 22,395,858  $16,926,998  $5,494,714



(1) Loss from continuing operations for fiscal 1997 includes a charge of $5,456,180, or $0.83 per share, for a non-cash write-down related to projects and, for fiscal 1996, includes a charge of $2,650,000, or $0.43 per share, for a non-cash write-down related to a project and a restructuring charge. See the consolidated financial statements and related notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Fiscal 1997 as compared to Fiscal 1996

      Production and royalty revenues for the fiscal year ended June 30, 1997 decreased to $1,943,807 from $6,812,975 for the fiscal year ended June 30, 1996. This decrease is primarily the result of significantly reduced production activity on The Puzzle Place, Backyard Safari and Reading Rainbow, all of which was partially offset by production activity beginning in the third quarter of fiscal 1997 on No Really and a series of promotional spots for the Discovery Kids programming block.

      Licensing agent fee revenues for the fiscal year ended June 30, 1997 decreased to $1,208,250 from $2,248,238 in the fiscal year ended June 30, 1996. This decrease is primarily the result of reduced revenue recognition resulting from the adjustment of the licensing terms for several licensees on The Puzzle Place and reduced royalties on Sonic The Hedgehog.

      Production and royalty expenses for the fiscal year ended June 30, 1997 decreased to $3,026,577 from $6,580,666 in the fiscal year ended June 30, 1996 reflecting primarily decreased production and royalty activity on The Puzzle Place and reduced production activity on Reading Rainbow and Backyard Safari, all of which was partially offset by production activity beginning in the third quarter of fiscal 1997 on No Really and a series of promotional spots for the Discovery Kids programming block as well as additional development expenses.

      Direct costs of licensing agent activities for the fiscal year ended June 30, 1997 decreased to $809,823 from $1,175,699 in the fiscal year ended June 30, 1996 primarily as a result of reduced personnel, professional fees, travel and marketing costs.

      General and administrative expenses for the fiscal year ended June 30, 1997 increased to $4,073,089 from $2,438,471 in the fiscal year ended June 30, 1996. This increase is principally due to personnel costs (approximately $451,000), a severance charge (approximately $126,000) and professional fee costs (approximately $422,000) as well as a reduction in project activities resulting in costs (approximately $398,000) being reflected as overhead expenses rather than being absorbed as part of project activities. Of the overall increase, approximately $768,000 represents what the Company expects to be non-recurring items, and as previously mentioned above, an additional amount of approximately $398,000 represents costs typically absorbed by projects.

      A non-cash write-down related to film and program costs was taken during the fiscal year ended June 30, 1997 amounting to approximately $5.5 million. This non-cash charge, of which approximately $2.1 million relates to The Puzzle Place and approximately $3.3 million relates to Backyard Safari, reflects the Company's revision of its estimated future net royalty stream with respect to The Puzzle Place and the Company's revision of its anticipated production funding sources and its estimated future net royalty stream with respect to Backyard Safari. In both cases, the Company accrued for estimated remaining project costs.

      With respect to The Puzzle Place, the Company determined that the licensing relaunch plan developed by the Company in early 1997 did not appear to have the revenue generating capabilities that the Company previously anticipated, particularly in the short-term. In addition, unexploited licensing categories previously identified by the Company with respect to The Puzzle Place have not met expectations. Further, internationally, the Company is finding it to be a greater challenge than anticipated to distribute the television program, leading to delays in the building of a licensing campaign.

      With respect to Backyard Safari, the Company has an airing commitment for Fall 1997 which does not include an initial license fee. Because the program is expected to be aired on a limited basis, at least initially, the Company has reduced its expected production revenues. Furthermore, negotiations with certain venues that were expected to help drive merchandise sales were not successfully completed which further reduced previously estimated licensing revenues. Because the program has only recently been cleared domestically, international exploitation of this property, at least initially, is no longer expected to be significant.

      A write-down related to a project and a restructuring charge during the fiscal year ended June 30, 1996 amounted to $2,650,000. A project-related charge in the amount of $2,500,000 primarily reflected revisions in the Company's future anticipated net royalty stream on The Puzzle Place project and an effort to adjust the amortization of film and program costs to those anticipated revenue streams. Additionally, a downsizing of staff involved with certain projects resulted in a restructuring charge of $150,000 including severance and other benefits paid to terminated employees.

      Management anticipates focusing more of the Company's time and resources on properties which are currently on the development slate which may have more financial benefit to the Company. These include Humongous and programming for DCI to fill a minimum of one-sixth of the programming on Discovery Kids.

      Interest income, net for the fiscal year ended June 30, 1997 decreased to $255,508 from $276,570 in the fiscal year ended June 30, 1996. This decrease is primarily due to a reduced level of cash invested during the current fiscal year, resulting from the Company's utilization of cash for production, development and corporate needs.

      Provision for income tax was $19,500 for state and local taxes for the fiscal year ended June 30, 1997 compared to $87,900 for state and local taxes in the fiscal year ended June 30, 1996.

      Minority interest in the Company's licensing activities for the fiscal year ended June 30, 1997 was $101,304 compared to $105,760 in the fiscal year ended June 30, 1996.

      Net loss for the fiscal year ended June 30, 1997 was $10,078,908 ($1.54 per share) compared to net loss of $3,700,713 ($.60 per share) in the fiscal year ended June 30, 1996 primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the fiscal year ended June 30, 1997 increased to 6,538,851 from 6,177,051 in the fiscal year ended June 30, 1996 primarily as a result of the issuance of shares related to DCI's purchase of its 6.6% equity stake in the Company. Net loss for the fiscal year ended June 30, 1997 included a charge of $5,456,180, or $0.83 per share, for a non-cash write-down related to projects and, for the fiscal year ended June 30, 1996, included a charge of $2,650,000, or $0.43 per share, for a non-cash write-down related to a project and a restructuring charge.

      Fiscal 1996 as compared to Fiscal 1995

      Production and royalty related revenue for the fiscal year ended June 30, 1996 decreased to $6,812,975 from $15,532,607 in the fiscal year ended June 30, 1995 primarily as a result of reduced royalty revenue, and to a lesser extent, lower levels of production activity related to The Puzzle Place project during fiscal 1996. In fiscal 1995, revenues included over $7 million of initial copyright holder royalties from licensees of this project. As of June 30, 1996, substantially all of these licensees were still in the process of recouping initial royalty commitments from product sales. The Company is not able to record additional revenues, as copyright holder, until individual licensees have recouped the royalties previously recognized by the Company.

      Licensing agent fees for the fiscal year ended June 30, 1996 remained relatively constant at $2,248,238 compared to $2,349,872 in the fiscal year ended June 30, 1995.

      Production and royalty related expenses for the fiscal year ended June 30, 1996 decreased to $6,580,666 from $13,550,150 in the fiscal year ended June 30, 1995 primarily related to the decreased level of royalty and production activity for The Puzzle Place series. However, such expenses represented an unusually high percentage of related revenues in fiscal 1996 primarily due to copyright holder expenses on The Puzzle Place project remaining relatively high during the fiscal 1996 period of licensee recoupment on the project.

      Direct costs of licensing activities for the fiscal year ended June 30, 1996 remained relatively constant at $1,175,699 compared to $1,184,345 in the fiscal year ended June 30, 1995. During fiscal 1996, increased personnel costs were offset by reduced travel costs.

      General and administrative expenses for the fiscal year ended June 30, 1996 increased to $2,438,471 from $2,168,827 in the fiscal year ended June 30, 1995. This increase is primarily the result of the hiring of more personnel, as well as higher facilities and insurance costs in addition to increased depreciation and amortization expense.

      A write-down related to a project and a restructuring charge during the fiscal year ended June 30, 1996 amounted to $2,650,000. The Company's decision to record a non-cash project-related charge in the amount of $2,500,000 primarily reflects revisions in the Company's future anticipated net royalty stream on The Puzzle Place project and an effort to adjust the amortization of film and program costs to those anticipated revenue streams. Additionally, an overall decrease in production activity during the fiscal year ended June 30, 1996 resulted in a downsizing of staff involved with certain projects and a resulting restructuring charge of $150,000 including severance and other benefits paid to terminated employees.

      Interest income for the fiscal year ended June 30, 1996 decreased to $276,570 from $506,316 in the fiscal year ended June 30, 1995. This decrease is primarily the result of cash being used during the year which reduced the cash available for investment during the year.

      Provision for income taxes - current for the fiscal year ended June 30, 1996 increased to $87,900 from $38,000 in the fiscal year ended June 30, 1995. This increase is primarily due to state and local income tax liabilities associated with the Company's licensing subsidiary.

      Minority interest in the Company's licensing activities decreased to $105,760 for the fiscal year ended June 30, 1996 from $199,974 for the fiscal year ended June 30, 1995. This change is the direct result of the change in the profitability of the licensing activities from year to year.

      Net loss for the fiscal year ended June 30, 1996 was $3,700,713, or $0.60 per share (which includes the above-mentioned write-down related to a project and restructuring charge amounting to $2,650,000, or $.43 per share) compared to net income of $1,247,499, or $0.20 per share, in the fiscal year ended June 30, 1995 as a result of the combination of the factors described above. Weighted average shares outstanding for the fiscal year ended June 30, 1996 decreased to 6,177,051 from 6,365,741 in the fiscal year ended June 30, 1995 primarily reflecting the exclusion of outstanding anti-dilutive stock options during the fiscal 1996 loss period.

      Liquidity and Capital Resources

      The Company had cash and cash equivalents as of June 30, 1997 of approximately $4.5 million, and no long-term debt. Notwithstanding the Company's cash position at June 30, 1997 the Company believes that additional funding will be necessary to sustain the Company's operations through the fourth quarter of fiscal 1998. The Company is actively seeking additional funding and has retained an investment banking firm to assist it in this effort. Among the alternatives being considered by the Company are a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners. The Company continues to pursue marketing efforts to generate cash from production and other licensing activities and, where appropriate, may explore turning to account certain non-strategic assets. While there can be no assurance that any such transactions will be available to the Company or, if available, that they will be on terms favorable to the Company or its shareholders, the Company is devoting considerable management and other resources to these efforts.

      The Company also has taken steps to reduce, where appropriate, its operating expenses. These steps include relocating Strategy, its merchandising and licensing agent subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions.

      Cash used in operating activities was approximately $3.6 million for the fiscal year ended June 30, 1997, compared to approximately $3.9 million for the fiscal year ended June 30, 1996. A net loss of approximately $10.1 million for the fiscal year ended June 30, 1997, including a non-cash write down on projects of approximately $5.5 million and depreciation and other amortization of approximately $0.4 million, net additions to film and program costs of approximately $1.6 million, a decrease in deferred revenues of approximately $1.2 million and a decrease in participations payable of approximately $0.4 million, which were partially offset by a decrease in accounts receivable of approximately $2.2 million, an increase in accounts payable and accrued expenses of approximately $1.4 million comprises the majority of the cash used in operating activities.

      Cash used in investing activities was approximately $55,000 for the fiscal year ended June 30, 1997, compared to approximately $163,000 for the fiscal year ended June 30, 1996. The Company made improvements to its office space and purchased computer equipment in the fourth quarter of fiscal 1997.

      Cash provided from financing activities was approximately $4.7 million for the fiscal year ended June 30, 1997 compared to $13,126 for the fiscal year ended June 30, 1996. In September 1996, DCI invested $5 million, which was partially offset by costs relating to the transaction, in return for a 6.6% equity stake in the Company, and the right to purchase what currently represents an additional 6.2% equity stake in the Company through the exercise of warrants at $13 per share.

      As of June 30, 1997, the Company is continuing with the outreach, publicity and television rights renewals for the first 65 episodes of The Puzzle Place. All the remaining outreach and publicity costs and television rights renewal costs through June 30, 1997 were accrued and included in the calculation of the film and program cost write-down related to the property. The Company estimates that, after it receives the balance of the monies due from CPB and KCET, the Company's remaining funding requirement will be no more than approximately $0.1 million. With respect to The Puzzle Place licensing effort, the Company and KCET have agreed to, and may in the future, adjust the licensing terms for certain licensees.

      The Company has completed post-production on the initial season of 13 episodes of Backyard Safari which was partially funded through a major grant from the National Science Foundation. The Company estimates that its remaining funding requirement for this project is approximately $0.5 million to cover primarily outreach and promotion activities. All of these remaining costs were accrued for and included in the calculation of the film and program cost write-down related to the property.

      Management does not expect inflation to have a significant impact on the Company's business.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and advises readers that this report includes forward-looking statements that involve known and unknown risks and uncertainties which may cause the Company's development and financial performance in future periods to differ materially from anticipated developments and performance expressed in any forward-looking statements made by, or on behalf of, the Company. These risk factors include, among others:

         The ability of the Company to secure timely production funding and additional capital financing;

         Risks generally associated with the production of a television series and other entertainment products, including, without limitation, (a) the availability of appropriate time slots for children's and family entertainment programming; (b) a serious strike threat that could delay production schedules; (c) availability of a star or other key individual(s) associated with production of a series, movie or other project;

         Network and studio acceptance of television and motion picture projects; pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channel; and the effects of vertical integration of companies in the media and entertainment industry, the effects of which could be to reduce the opportunities for the Company and independent producers, suppliers and distributors as a whole;

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

         Less than anticipated consumer acceptance of entertainment projects or licensed products, which could negatively affect the life cycle of entertainment projects and licensed products;

         The effects of, and changes in, consumer tastes, economic and tax policies, social and economic conditions, and laws and regulations, including governmental action or legal proceedings relating to intellectual property rights and intellectual property licenses and the adoption of new, or changes in, accounting policies

         Non-renewal of annual contracts with production-related customers; and

         Underutilization of the Company's post-production facilities resulting from, among other things, production slowdowns or inefficiencies.






        Item 7A. Quantitative and Qualitative  Disclosures about Market
Risk

       Not applicable

Item 8.     Financial Statements and Supplementary Data

       See the consolidated financial statements and related notes thereto set forth in Item 14 of this Report.

Item 9.     Changes in and Disagreements with Accountants on
Accounting and Financial   Disclosure

       See Current Report on Form 8-K, filed May 8, 1997 (reporting the change in the Company's certifying accountants).

                               PART III

Item 10.    Directors and Executive Officers of the Registrant

       The following table sets forth information with respect to the directors and executive officers of Lancit as of September 26, 1997:

Name               Age   Position
Susan L. Solomon   46    Chairman of the Board of Directors, Chief
                         Executive Officer
Cecily Truett      48    Co-President and Director
Laurence A. Lancit 49    Co-President and Director
Orly  Wiseman      39    Senior Vice President - Production
Gary  Appelbaum    39    Senior Vice President, Chief Financial
                         Officer and Treasurer
Jane M. Abernethy  40    Senior Vice President - Legal and Business
                         Affairs
Noel Resnick       46    Senior Vice President - Development
David Michaels     34    Senior Vice President - Motion Pictures
Irene V. Minett    50    Senior Vice President - Marketing
Marc L. Bailin     45    Secretary and Director
Joseph Kling       66    Director
John R. Costantino 51    Director
Roger C. Faxon     49    Director
A. Robert Towbin   62    Director

       Each of the directors serves from the date of election until the next annual meeting of shareholders and until a successor is elected and qualified. Each of the officers serves at the discretion of the Board of Directors from the date of election until the next annual meeting of shareholders and until a successor is elected and qualified.

      SUSAN L. SOLOMON, Chairman and Chief Executive Officer, joined the Company in April 1997. In August 1996, Ms. Solomon was named a Senior Vice President for Corporate Development of Sony Corporation
of America. Ms. Solomon joined Sony in January 1994 to oversee that company's investments in satellite and cable radio and to assist in the development of worldwide music video channels. Ms. Solomon served as Chief Executive Officer, President and founder of Sony Worldwide Networks, from its inception in March 1994. From October 1992 to January 1994, she served as Executive Vice President of McAndrews and Forbes' media holding subsidiary The Andrews Group. Prior to that, Ms. Solomon held a number of senior executive positions in the media and entertainment industry, including being affiliated with MMG Patricof & Co. as a senior investment banker specializing in entertainment and media. Ms. Solomon received a B.A. from New York University in 1975, and a J.D. degree from Rutgers Law School in 1978, where she was an editor for the Law Review. She is a member of the New York Bar, and serves on the Board of the New York Chapter of the Juvenile Diabetes Foundation.

       CECILY TRUETT is co-founder of the Company and has served as Co-President of the Company since April 1997. From March 1989 through March 1997, she served as Chairman of the Board of Directors and Chief Executive Officer of the Company. From the Company's inception in 1979 through March 1989, Ms. Truett served as Executive Vice President of the Company. From 1978 to 1979, Ms. Truett was Project Director of Books and Broadcasting For Children, an international symposium in children's media. Between 1974 and 1978, she was an associate producer/producer for South Carolina Educational Television Network ("SCETV"). Ms. Truett has served as a Blue Ribbon panelist for the Emmy Awards and as a judge at the Prix Jeunesse International Awards for children's programs. Ms. Truett has also written an Emmy Award-winning episode of Reading Rainbow. Ms. Truett is the wife of Laurence A. Lancit.

       LAURENCE A. LANCIT is co-founder of the Company and has served as Co-President of the Company since April 1997 and as a Director since the Company's inception. He served as President and Chief Operating Officer of the Company from its inception in 1979 through March 1997, as well as Treasurer through June 1995. From 1977 to 1979, he was a producer/director for the Network for Continuing Medical Education, a major distributor of medical information productions to hospitals nationwide. From 1971 to 1977, Mr. Lancit was a producer/director for SCETV, a PBS affiliate. During this period, his credits included Director of "Lowell Thomas Remembers", a series of 44 half hours, and "10 Years of Firing Line" with William F. Buckley Jr. In June 1992, Mr. Lancit received a 1992 Daytime Emmy Award as Best Director In A Children's Series for his efforts on Reading Rainbow. Mr. Lancit is the husband of Cecily Truett.

       ORLY WISEMAN has been supervising producer of Reading Rainbow since 1982 and in April 1993 was promoted to Senior Vice President Production from Vice President - Production. During her tenure, the series has been the recipient of every major award in children's programming, including nine Emmys, the Prix Jeunesse International and the Peabody. Prior to joining the Company, Ms. Wiseman served as a producer for Hearst/ABC Cable and a variety of commercial television projects.

       GARY APPELBAUM, who joined the Company as Vice President and Controller in October 1992, became a Senior Vice President and the Chief Financial Officer in October 1993. In June 1995, he became the Treasurer as well. Mr. Appelbaum worked for Madison Square Garden Corporation from 1989 to 1992, first as Assistant Controller and then as Vice President and Controller. Prior to that, Mr. Appelbaum worked for Four M Manufacturing as Corporate Controller from 1988 to 1989. Mr. Appelbaum is a CPA and received a Masters in Business Administration from New York University in 1987.

       JANE M. ABERNETHY joined the Company as Vice President - Legal & Business Affairs in October 1995 and became Senior Vice President
- Legal & Business Affairs in August 1997. Ms. Abernethy was an associate with the entertainment law firm of Frankfurt, Garbus, Klein & Selz, P.C. from April 1991 through September 1995. From September 1986 through March 1991, Ms. Abernethy was a corporate associate with the firm of Kramer, Levin, Naftalis & Frankel. Ms. Abernethy is a graduate of New York University School of Law (J.D.) and Princeton University (A.B.). She serves on the Board of Directors of Cause Effective, Inc., a non-profit technical assistance provider to other non-profit corporations.

       NOEL RESNICK joined the Company in February 1996 as Senior Vice President
- Development. Ms. Resnick has been an award winning independent producer of children's and family entertainment since 1986. In addition to developing and producing both live action and animation programs for network and cable television, she produced the critically acclaimed film The Little Kidnappers (1990 - recipient of the Banff Television Festival "Rockie" Award for Best Children's Program of 1991) as well as the highly rated trilogy of Not Quite Human movies (1987, 1989, 1992) for Disney. Ms. Resnick's other executive producing credits include the animated ABC Weekend Special The Magic Flute
(1994), ABC Afterschool Special Magical Makeover (1994), CBS Storybreak wraparounds (1993) and the CBS Schoolbreak Special But He Loves Me (1991). Her production of the 100th ABC Afterschool Special The Gift of Amazing Grace was awarded the 1987 NAACP Image Award for Best Children's Special. From 1976 to 1986, she served in several executive positions at ABC Television in the children's and family programming arena where she was responsible for the development and production of ABC's Afterschool Specials, Weekend Specials, primetime family specials and Saturday morning series.

       DAVID MICHAELS, who joined the Company in March 1996 as Vice President - Motion Pictures, became Senior Vice President - Motion Pictures in March 1997. From 1994 through February 1996, Mr. Michaels developed motion picture projects for Le Bad, Incorporated, the production company for director Russell Mulcahy (Highlander, Ricochet, The Shadow). Concurrently, as an independent producer through his own company, Good Medicine Films, Inc., Mr. Michaels produced or executive produced a number of projects including Ringside, Not Even Trees and The Reunion. From 1992 through 1994, Mr. Michaels worked as a writer/producer with Media, Incorporated, a television and commercial production company. In addition, during 1991 to 1995, Mr. Michaels worked as a freelance editor for the New York Times creating advertorial sections for the paper. Prior to that, Mr. Michaels was a story editor for several series produced by Lorimar-Telepictures.

      IRENE V. MINETT, who joined the Company in April 1997 as Vice President - Marketing, became Senior Vice President - Marketing in August 1997. From 1994 to April 1997, Ms. Minett was Vice President Entertainment Programming and Marketing, for Sony Worldwide Networks, the radio division of Sony Corp. of America, where she produced and marketed a series of live concert simulcasts with the Arts & Entertainment cable television network and successfully developed, executed and managed the Entertainment & Music News Network programming. From 1987 to 1994, Ms. Minett was Director of Entertainment Programming and Marketing at ABC Radio Networks where she created and executed marketing and promotional campaigns as well as image enhancing programming. She negotiated, produced and marketed a variety of concert broadcast and promotional events including the Rolling Stones' 1989 Steel Wheels Tour, the American Top 40 Concert Tour and the series ABC In Concert.

       MARC L. BAILIN has served as Secretary and as a Director of the Company since the Company's inception in 1979. He is a senior partner of Rubin, Bailin, Ortoli, Mayer, Baker & Fry LLP and has been engaged in the practice of entertainment and corporate law in New York and California for nineteen years. Mr. Bailin has served as the line production attorney for the Reading Rainbow series since its creation and has served as Executive Producer of nine feature length action motion pictures. Mr. Bailin is also a Director and founder of Virtu Management Group, Ltd., a business management and financial affairs firm for a variety of leading motion picture, prime-time television and daytime television personalities. Mr. Bailin attended The New York University and Boston University Schools of Law (J.D.) as well as Columbia University Graduate School of Business (M.B.A.)
and Yale College (B.A.).

       JOSEPH KLING has served as a Director of the Company since 1993. From 1985 to 1989, Mr. Kling was Vice Chairman and President of View Master Ideal Group. From 1989 to 1991, he was President of Sharon Industries, Inc., a manufacturer and distributor of toy products. Since 1991, he has been President of PAMSCO Inc., a consulting company. Mr. Kling is on the Board of Directors of Russ Berrie & Co., a New York Stock Exchange-listed designer and marketer of gift products worldwide.

       JOHN R. COSTANTINO has served as a Director of the Company since May 1995. From 1978 to 1984, Mr. Costantino was a Senior Tax Partner at Touche Ross & Co. where he served as Managing Tax Partner of the firm's New York practice. From 1984 to 1985, he was President and Managing Director of Integrated Acquisition Corporation. From 1985 to 1987, he was Senior Executive Vice President and Chief Operating Officer of Conair Corporation. Since 1987 he has been a private investor and is presently a principal of Walden Partners Ltd., an investment partnership. Mr. Costantino is a member of the Board of Directors of Brooklyn Bancorp Inc. (the holding company for Crossland Federal Savings Bank), a Trustee of the General Electric Company's family of funds and is also a director of a number of domestic and international companies. He is an attorney and certified public accountant admitted to practice in New York State.

       ROGER C. FAXON has served as a Director of the Company since January 1997. Mr. Faxon was named Senior Vice President - Business Development and Strategy of EMI Music in April 1994 and is responsible for EMI's world-wide planning process and development of market strategies for over seventy countries. In June 1990, Mr. Faxon was appointed Executive Vice President of Sotheby's in North and South America and in September 1991 was named Managing Director of Sotheby's Europe. Mr. Faxon has a B.A. degree from the Johns Hopkins University of Baltimore, Maryland.

       A. ROBERT TOWBIN has served as a Director of the Company since May 1997. Mr. Towbin was named Managing Director of Unterberg Harris in September 1995. In January 1987, Mr. Towbin joined Shearson Lehman Hutton, Inc., now Lehman Brothers, as a Managing Director. In January 1994, Mr. Towbin was appointed President and Chief Executive Officer of the Russian-American Enterprise Fund. Mr. Towbin serves as a Corporate Director of Bradley Real Estate, Inc., Gerber Scientific, Inc., Columbus New Millennium Fund (London), K&F Industries, Inc. and Globalstar Telecommunications.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports furnished to it, the Company believes that all of the Company's directors and officers timely filed all reports required during the fiscal year ended June 30, 1997, except that the Forms 3 for each of Mr. Faxon, Ms. Minett and Mr. Towbin were filed more than 10 days after the occurrence of the events that required their filing; Mr. Appelbaum filed a late Form 4 reporting the exercise of an employee stock option; and the Forms 5 for each of Mr. Towbin and Ms. Scanlan, reporting only exempt transactions, were filed late.

Item 11.    Executive Compensation

       The following table sets forth the aggregate compensation earned for services rendered during the three fiscal years ended June 30, 1997, 1996 and 1995 to the Company's chief executive officer and the four other most highly compensated executive officers other than the chief executive officer to whom aggregate annual compensation (salary and bonus) exceeded $100,000 (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                               Annual Compensation
                                       Other        Securities         All
                                      Annual        Underlying        Other
Name and  Year     Salary    Bonus  Compensation  Options/SARs(1)  Compensation
Principal Ended      ($)       ($)      ($)          (#)               ($)
Position  June 30,

Susan L.    1997  $108,814 $150,000(2) $49,755(3)   750,000(4)/      $5,625(12)
Solomon                                             255,000(5)
Chief       1996      -        -          -            -               -
Executive   1995      -        -          -            -               -
Officer
and
Chairman
of the
Board of
Directors*

Cecily      1997   $150,000     -       $ 9,661(7)   45,000/0(8)    $10,159(13)
Truett      1996   $146,600 $ 2,000(6)  $19,803(7)     -            $ 6,247(13)
Co-President**1995 $133,300 $10,665(6)  $34,829(7)     -            $ 8,528(13)

Laurence    1997   $150,000     -       $16,870(9)   45,000/0(8)    $12,785(14)
A. Lancit   1996   $146,600 $ 2,000(6)  $28,587(9)     -            $ 7,988(14)
Co-President***1995$133,300 $10,665(6)  $11,750(9)     -            $11,994(14)

Arlene J.   1997   $125,000 $ 1,000(6)     -         15,000/0(11)   $ 3,780(15)
Scanlan     1996   $125,000 $ 2,000(6)     -           -            $ 4,070(15)
President   1995   $125,000 $10,665(6)     -          5,000/0(11)   $ 3,810(15)
of
Strategy****

Noel        1997  $127,083      750(6)  $ 7,200(10)    -            $ 2,898(16)
Resnick     1996  $ 46,875       -      $ 2,700(10)  33,000/0(11)      -
Senior      1995      -          -          -          -               -
Vice
President
Development


* Became Chief Executive Officer and Chairman of the Board commencing April 1, 1997.
**  Was  Chief  Executive  Officer  and  Chairman  of the  Board  until
March 31, 1997.
***   Was President and Chief Operating Officer until March 31, 1997.
**** Terminated, effective September 23, 1997
(1) All options listed were granted pursuant to either the 1990 Stock Option Plan (as amended, the "1990 Plan") or the 1997 Stock Incentive Plan (as amended, the "1997 Plan"), as indicated. Stock appreciation rights ("SARs") were granted under the Company's 1997 Value Incentive Bonus Program. Option exercise prices and SAR measuring values are at or above the fair market value of the Company's Common Stock as reported on NASDAQ on the date of grant (see "Executive Compensation - Option/SAR Grants In Last Fiscal Year", below).
(2)  Ms.   Solomon   earned  a  signing  bonus  of  $150,000  upon  her
     hiring.
(3) Ms. Solomon received other annual compensation in the form of paid advisory services along with a tax equalization for negotiation of her employment contract totaling $49,755.
(4) Consists of (i) options to purchase 255,000 shares of the Company's Common Stock granted pursuant to the 1997 Plan (the "1997 Plan Option"), subject to approval of such plan or such options by the Company's shareholders; and
     (ii) options to purchase 495,000 shares of the Company's Common Stock granted pursuant to the 1990 Plan.
(5) SARs are subject to cancellation upon approval by the Company's shareholders of either the 1997 Plan or the 1997 Plan Option. Does not include 700,000 SARs which were granted on March 31, 1997 and canceled on June 20, 1997.
(6) Officers, as a group, under an incentive bonus plan (the "Bonus Plan"), receive a bonus of 5% of pre-tax income (before bonus), for a fiscal year, provided that (i) pretax income (before bonus) for such fiscal year is at least $250,000, (ii) net income for such fiscal year exceeds net income for the prior fiscal year, and (iii) net income is at least $.05 per share (adjusted for stock splits and stock dividends), on a fully diluted basis. No amounts were accrued under the Bonus Plan for fiscal 1997 or fiscal 1996. $77,987 was accrued under the Bonus Plan for fiscal 1995 and each eligible individual received $8,665 which was paid in fiscal 1996. Other bonus amounts shown are holiday bonuses for which all employees are eligible. The amounts of these bonuses are determined at the discretion of management.
(7) Ms. Truett received other annual compensation in the form of royalty payments as one of the creators of The Puzzle Place of $9,661, $19,803 and $34,830 in fiscal 1997, 1996 and 1995, respectively.
(8) Granted pursuant to the 1997 Plan. Stock options granted under the 1997 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1997 Plan generally vest on or before the first anniversary of the date of grant. The 1997 Plan is subject to approval by the Company's shareholders.
(9) Mr. Lancit received other annual compensation as follows: auto expense allowance of $16,871, $15,280 and $11,750 in fiscal 1997, 1996 and 1995, respectively; and fees for his services as a director of Reading Rainbow in the amount of $13,307 in fiscal 1996.
(10) Ms. Resnick received other annual compensation as follows: auto expense allowance of $7,200 and $2,700 in fiscal 1997 and 1996, respectively.
(11) Granted pursuant to the 1990 Plan. Stock options granted under the 1990 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Stock options granted under the 1990 Plan generally vest on or before the first anniversary of the date of grant.
(12) Ms. Solomon received other compensation as follows: an automobile allowance of $5,625.
(13) Ms. Truett received other annual compensation as follows: employer paid life insurance of $5,660, $1,590, and $4,339 in fiscal 1997, 1996 and 1995, respectively; employer 401(k) contributions of $4,500, $4,658 and $4,189 in fiscal 1997, 1996 and 1995, respectively.
(14) Mr. Lancit received other compensation as follows: employer paid life insurance of $8,285, $3,330 and $7,362 in fiscal 1997, 1996 and 1995, respectively; employer 401(k) contributions of $4,500, $4,657 and $4,632 in fiscal 1997, 1996 and 1995, respectively.
(15) Ms. Scanlan received other compensation as follows: employer 401(k) contributions of $3,780, $4,070 and $3,810 in fiscal 1997, 1996 and 1995, respectively.
(16) Ms. Resnick received other compensation as follows: employer 401(k) contributions of $2,898 in fiscal 1997.

Employment Contracts

      On April 1, 1997, the Company entered into an employment agreement with Susan L. Solomon in connection with her appointment as Chairman of the Board and Chief Executive Officer, which employment agreement was amended on June 20, 1997. The agreement has a three-year term and is subject to renewal such that, unless and until terminated by either party, the remaining term thereof is never less than two years. Annual base salary thereunder is $350,000, subject to increase from year to year by a minimum amount based on the annual increase in the consumer price index, with the actual amount of the increase being determined by the Board of Directors. In addition, the agreement calls for Ms. Solomon to receive, on an annual basis, a performance bonus equal to a set percentage of certain established, annually increasing levels of the Company's pretax income, and additional bonus payments in the event of certain third-party investments in the Company. Ms. Solomon is also entitled to participate in the Bonus Plan. If her employment agreement were terminated by either party following a change in control, as defined in the employment agreement, Ms.
Solomon would be entitled to her base salary and bonus payable throughout the remaining term of the agreement. Pursuant to her employment agreement, Ms. Solomon also received certain stock options and stock appreciation rights (see "Executive Compensation - Option/SAR Grants in Last Fiscal Year" below).

      In October 1995, the Company entered into employment agreements, covering the term from October 1, 1995 to October 1, 1998, with each of Cecily Truett and Laurence A. Lancit. Each agreement provides for a base annual salary starting at $150,000 for the first year, subject to increases in each of the remaining two years in a minimum amount based on the annual increase in the consumer price index, with the actual amount of the increase being determined by the Board of Directors. Each of Ms. Truett and Mr. Lancit is eligible to participate in the Bonus Plan. Following a change in control of the Company, as defined in each such agreement, each of Ms. Truett and Mr. Lancit could terminate her or his employment with the Company for any reason within one year after the change in control and certain provisions of the employment agreement relating to future employment would not apply. Additionally, in the event that the Company terminates the employment of either of Ms. Truett or Mr. Lancit, other than for cause, within one year following a change in control, Ms. Truett and/or Mr. Lancit, as the case may be, would receive payment in the amount of the greater of (i) her or his then existing annual base salary or (ii) the balance of her or his base salary due for the remaining term of the employment agreement.

      In September 1997, the Company and Noel Resnick executed an employment agreement, covering the term from February 16, 1996 to February 16, 1998. The agreement provides for an annual base salary of $125,000 in the first year and at least $130,000 in the second year. Ms. Resnick is eligible to participate in the Bonus Plan.


      The following table sets forth all grants of stock options and stock appreciation rights during the fiscal year ended June 30, 1997 to the Named Executive Officers.

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                          (Individual Grants)


                                               Potential Realizable Value at
                    Individual Grants             Assumed Annual Rates of
                                               Stock Price Appreciation for
                                                      Option Term(5)

             Number of  % of
             Securities Total
             Underlying Options/
              Options/  SARs     Exercise
             SARs       Granted  or      Expiration
    Name     Granted    to       Base      Date    0%($)    5%($)    10%($)
               (#)(1)   Employees Price
                        in       ($/Sh)(1)
                        Fiscal
                        Year(4)

Susan L.    495,000(2),(9)  41.8%   3.15625 03-31-07     -  1,296,745  5,921,282
Solomon,    255,000(8),(10) 21.6%   3.15625 03-31-07(6)  -    668,020  3,050,358
Chief       255,000(3),(11) 21.6%   3.15625 03-31-07(7)  -    668,020  3,050,358
Executive
Officer
and
Chairman
of the
Board*

Cecily
Truett,     45,000(3),(12)   3.8%   3.15625  06-20-07    -     117,886   538,298
Co-President**

Laurence
A. Lancit,  45,000(3),(12)   3.8%   3.15625  06-20-07    -     117,886   538,298
Co-President***

Arlene J.
Scanlan,    15,000(2),(13)   1.3%   3.15625  12-23-97(13)-      39,295   179,432
President,
The
Strategy
Licensing
Company,
Inc.****

Noel
Resnick,    33,000(2),(14)   2.8%    3.15625  06-20-07   -      86,450   394,752
Senior
Vice
President-Development

* Became Chief Executive Officer and Chairman of the Board commencing April 1, 1997.
** Was Chief Executive Officer and Chairman of the Board until March 31, 1997. *** Was President and Chief Operating Officer until March 31, 1997.
**** Terminated, effective September 23, 1997
(1) All options  listed were  granted  pursuant to either the 1990 Plan or the 1997 Plan, as indicated. Stock appreciation rights ("SARs") were granted under the Company's 1997 Value Incentive Bonus Program. Option exercise prices and SAR measuring values are at the average of the last bid and the last ask prices of the Company's Common Stock as reported on NASDAQ on the date of grant.
(2) Granted pursuant to the 1990 Plan. Stock options granted under the 1990 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a shareholder owning more than 10% of the outstanding Common Stock of the Company may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Stock options granted under the 1990 Plan generally vest on or before the first anniversary of the date of grant. The 1990 Plan provides for accelerated vesting upon the occurrence of certain transactions which would otherwise cause such options to be extinguished.
(3) Granted pursuant to the 1997 Plan. Stock options granted under the 1997 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1997 Plan generally vest on or before the first anniversary of the date of grant. Options granted under the 1997 Plan provide for accelerated vesting upon the occurrence of certain transactions which would otherwise extinguish such options. The 1997 Plan is subject to approval by the Company's shareholders.
(4) Based on the total number of stock options and SARs granted to all employees and directors of the Company under the Company's various stock incentive plans during the fiscal year ended June 30, 1997, or a total of 1,182,350 rights. Excludes (i) 255,000 rights granted to Ms. Solomon, as either the 255,000 SARs or the 1997 Plan Option will be canceled on or prior to December 31, 1997 (see Notes 6 and 7 below) and (ii) 700,000 SARs which were granted to Ms. Solomon on March 31, 1997 and were canceled on June 20, 1997.
(5) The dollar amounts shown under these columns are the results of calculations at 0% and at the 5% and 10% rates set by the SEC for the maximum option term and are not intended to, and may not accurately, forecast possible future appreciation, if any, in the price of the Company's Common Stock.
(6) Subject to cancellation if either the 1997 Plan Option or the 1997 Plan is approved by the shareholders of the Company on or prior to December 31, 1997.
(7) Subject to cancellation if the 1997 Plan Option or the 1997 Plan is not approved by the shareholders of the Company on or prior to December 31, 1997.
(8) SARs granted pursuant to the Company's 1997 Value Incentive Bonus Program (as amended, the "Program"). SARs granted under the Program are generally convertible for a period of up to 10 years from the date of grant at a measuring price equal to the fair market value of the Company's Common Stock on the date of grant.
 (9)Options become exercisable on the earlier to occur of (i) October 1, 1997, or (ii) a change in control of the Company. Options granted in partial replacement of the cancellation of 700,000 SARs (see Note 10 below).
(10)SARs become payable upon conversion in cash or common stock, at the option of the Company, upon the earliest to occur of (i) a meeting, which is required to be held no later than December 31, 1997, at which the Company's shareholders decline to approve or ratify the 1997 Plan or the 1997 Plan Option, (ii) December 31, 1997, or (iii) a change in control of the Company. Upon approval or ratification by the shareholders on or before December 31, 1997 of either the 1997 Plan or the 1997 Plan Option, the SARs granted pursuant to the Program will be canceled. SARs remain convertible until March 31, 2007, unless earlier canceled in accordance with their terms. Does not include 700,000 SARs which were granted to Ms. Solomon on March 31, 1997 and canceled on June 20, 1997
(11)Options  become  exercisable on the later to occur of (i) October 1, 1997 or
    (ii) the date the 1997 Plan or the 1997 Plan Option is approved or ratified by the Company's shareholders at the meeting described in Note 10 above; provided that if the 1997 Plan Option or the 1997 Plan has been approved or ratified by the Company's shareholders and if the 1997 Plan Option is not already exercisable in accordance with its terms, the 1997 Plan Option shall become exercisable upon a change in control of the Company.
(12)22,500 options became exercisable on the date of grant; the remaining 22,500 options become exercisable on June 20, 1998.
(13)Granted  in  connection  with  the  Company's  stock  option  "rejuvenation"
    program (the "Rejuvenation"), pursuant to which each employee of the Company, including executive officers, could elect to forfeit the stock options held by him or her which were previously granted pursuant to the 1990 Plan, in exchange for an option to purchase one-half the number of shares of Common Stock of the Company as was represented by the options so forfeited. In each instance, the vesting schedule of the forfeited option was retained, but a new exercise price equal to the fair market value of the Company's Common Stock on June 20, 1997 and a new expiration date of 10 years from June 20, 1997 was assigned. Options became exercisable on the date of grant. Due to Ms. Scanlan's termination, these options will expire on December 23, 1997.
(14)Granted pursuant to the Rejuvenation. 15,000 options became exercisable on the date of grant; 7,500 become exercisable on February 15, 1998; 3,500 options become exercisable on the earlier to occur of (i) the Company meeting certain performance goals or (ii) January 17, 2006; 7,500 options become exercisable on the earlier to occur of (i) the Company meeting certain performance goals or (ii) February 9, 2007.

      The following table sets forth information with respect to options exercised by each of the Named Executive Officers during the fiscal year ended June 30, 1997 and the number and value of their unexercised options and stock appreciation rights as of June 30, 1997.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION/SAR VALUES

                               Number of Securities       Value of
                                    Underlying           Unexercised
                                   Unexercised          in-the-Money
                                 Options/SARs at        Options/SARs
                               Fiscal Year End (#)     at Fiscal Year
                                                         End ($)(1)



              Shares   Value
              Acquired Realized                                          Unexer-
    Name      on        ($)   Exercisable  Unexercisable  Exercisable    cisable
              Exercise
                (#)

Susan L.         --      -- 495,000/255,000  255,000/0            --        --
Solomon,                           --
Chief
Executive
Officer and
Chairman of
the Board*

Cecily           --      --  22,500/0         22,500/0            --        --
Truett,
Co-President**

Laurence A.      --      --  22,500/0         22,500/0            --        --
Lancit,
Co-President***

Arlene J.        --      --  15,000/0            --               --        --
Scanlan,
President,
The Strategy
Licensing
Company,
Inc.****

Noel             --      --  15,000/0          18,000/0           --        --
Resnick,
Senior Vice
President-Development

*     Became  Chief  Executive   Officer  and  Chairman  of  the  Board
   commencing April 1, 1997.
** Was Chief Executive Officer and Chairman of the Board until March 31, 1997.
***   Was President and Chief Operating Officer until March 31, 1997.
**** Terminated, effective September 23, 1997.
(1) There were no "in-the-money" options/SARs at the Company's fiscal year-end, based on the closing price of the Company's Common Stock on NASDAQ on June 30, 1997, the last day of trading in the Company's fiscal year ended June 30, 1997, or $3.125.

Compensation Committee Interlocks and Insider Participation

         Laurence A. Lancit served on the Compensation Advisory Committee which administered the 1990 Plan through October 1996, who, during that period was the Company's President and Chief Operating Officer. Each of Cecily Truett, who, during that period, was the Company's Chairman of the Board, and Marc L. Bailin, the Company's Secretary, also served on the Compensation Advisory Committee. Mr. Bailin also served on the Compensation Committee. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors, Compensation Committee or Compensation Advisory Committee.




Compensation of Directors

      Directors who are not also employed by the Company presently receive $1,500 semi-annually, as compensation for serving on the Board.

      In addition, in December 1994, the Company adopted the 1994 Non-Employee Director Non-Qualified Stock Option Plan (as amended, the "1994 Plan") authorizing the issuance of options for the purchase of a total of up to 45,000 shares of the Company's Common Stock. Only non-employee directors of the Company are eligible to participate in the 1994 Plan. The 1994 Plan provides that each non-employee director shall be granted options to purchase 3,000 shares of the Company's Common Stock on the day of his or her initial appointment to the Board of Directors and annually thereafter on the day of his or her re-election. The exercise price per share for each option granted is the fair market value of the Company's Common Stock on the date of grant. Each option is exercisable in full one year from the date of grant and expires no later than ten (10) years from the date of grant. The 1994 Plan provides for accelerated vesting upon the occurrence of certain transactions which would otherwise cause such options to be extinguished.

      In addition to the options automatically granted under the 1994 Plan, on June 20, 1997, each of Messrs. Bailin, Costantino, Faxon, Kling and Towbin received an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.15625 under the Company's 1997 Plan, subject to approval of the 1997 Plan by the Company's shareholders. Each option is exercisable in full one year from the date of grant and expires no later than ten (10) years from the date of grant. Options granted under the 1997 Plan provide for accelerated vesting upon the occurrence of certain transactions which would otherwise cause such options to be extinguished.

Item 12.    Security   Ownership  of  Certain   Beneficial  Owners  and
Management

       The following table sets forth, as of October 3, 1997 the ownership of the Company's Common Stock held by (i) each person who owns of record or who is known by the Company to own beneficially more than 5% of such stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers and
(iv) all of the Company's directors and executive officers as a group. As of such date, the Company had 6,634,750 shares of Common Stock issued and outstanding. The number of shares and the percentage of the class beneficially owned by the persons named in the table and by all directors and executive officers as a group is presented in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and includes, in addition to shares actually issued and outstanding, unissued shares which are subject to issuance upon exercise of options or warrants which are or will become exercisable within 60 days. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all securities listed.


SECURITY OWNERSHIP
                                                                         Percent
                                                 Amount and Nature  of Class
                                                   of Beneficial       (%)
                                                     Ownership
Name and Address of Beneficial Owners
Discovery Communications, Inc.
7700 Wisconsin Avenue
Bethesda, Maryland                                                     11.9%
20814............................................876,232.(1)...

Directors and Executive Officers (2)
Laurence A. Lancit............................                          7.8%
                                                 575,613 (3)
Cecily Truett.................................                          7.8%
                                                 575,613 (3)
Susan L. Solomon..............................
                                                 495,000 (4)            6.7%
Arlene J. Scanlan**...........................                           *
                                                 55,000 (5)
Noel Resnick..................................                           *
                                                 15,000 (6)
John R. Costantino............................                           *
                                                 29,400 (7)
Marc L. Bailin................................                           *
                                                 27,000 (8)
Joseph Kling..................................                           *
                                                 6,000 (9)
Roger C.                                                                 *
Faxon............................................-.(10)........................
A. Robert                                                                *
Towbin...........................................-.(11)......................
All Directors and Executive Officers as a Group                        25.4%
(16 persons)..................................   1,876,906 (12)

*     Less than 1%
**    Terminated, effective September 23, 1997
(1) Includes 438,116 shares which Discovery Communications, Inc. has the right to acquire upon the exercise of currently exercisable warrants. The foregoing information is derived from the Statement on Schedule 13D of Discovery Communications, Inc., filed with the SEC on September 27, 1996.
(2) The address for each of the directors and executive officers is c/o Lancit Media Entertainment, Ltd., 601 West 50th Street, New
      York, New York 10019.
(3) Laurence A. Lancit and Cecily Truett are husband and wife. The number of shares shown for each of them includes (i) 553,113 shares of Common Stock held by each of them individually, and (ii) 22,500 shares of Common Stock which are the subject of currently exercisable stock options. The number of shares shown for each of them excludes (i) 2,932 held by their children, as to which each disclaims beneficial ownership, (ii) 40,080 shares held by a trust for the benefit of their children, as to which each disclaims beneficial ownership, and (iii) 553,113 shares of Common Stock held by each other's spouse, as to which each disclaims beneficial ownership, and (iv) 22,500 shares of Common Stock which are the subject of options which are not currently exercisable and will not become exercisable within 60 days.
(4) Includes 495,000 shares which are the subject of options granted to Ms. Solomon which are currently exercisable. Excludes (i)255,000 shares which are the subject of options granted to Ms. Solomon which are not currently exercisable and will not become exercisable within 60 days and are subject to ratification by the Company's shareholders, and (ii) any shares which may be issuable, at the option of the Company, upon the conversion of certain stock appreciation rights which were granted to Ms. Solomon.
(5) Includes 15,000 shares of Common Stock which are the subject of options granted to Ms. Scanlan which are currently exercisable.
(6) Includes 15,000 shares of Common Stock which are the subject of options granted to Ms. Resnick which are currently exercisable. Excludes 18,000 shares of Common Stock which are the subject of options granted to Ms. Resnick which are not currently exercisable and will not become exercisable within 60 days.
(7) Includes (i) 13,400 shares which Walden Partners Ltd., of which Mr. Costantino is a vice president, director and principal, has the right to acquire upon the exercise of currently exercisable stock options, and (ii) 6,000 shares which Mr. Costantino has the right to acquire upon the exercise of currently exercisable stock options. Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Costantino which are not currently exercisable and will not become exercisable within 60 days.
(8) Includes 6,000 shares which Mr. Bailin has the right to acquire upon the exercise of currently exercisable stock options. Excludes (i) 15,000 shares owned by Marie Valdes, M.D., wife of Mr. Bailin, as to which shares Mr. Bailin disclaims any beneficial interest, and (ii) 8,000 shares of Common Stock which are the subject of options granted to Mr. Bailin which are not currently exercisable and will not become exercisable within 60 days.
(9) Includes 6,000 shares of Common Stock which Mr. Kling has the right to acquire upon the exercise of currently exercisable stock options. Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Kling which are not currently exercisable and will not become exercisable within 60 days.
(10) Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Faxon which are not currently exercisable and will not become exercisable within 60 days.
(11) Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Towbin which are not currently exercisable and will not become exercisable within 60 days.
(12) Includes an aggregate of 733,400 shares of Common Stock which the executive officers and directors have the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, including 15,000 shares of Common Stock subject to stock options held by Ms. Scanlan, whose employment was terminated effective September 23, 1997. Excludes an aggregate of 888,500 shares which are the subject of options granted to the executive officers and directors which are not currently exercisable and will not become exercisable within 60 days.

Item 13.    Certain Relationships and Related Transactions

       The Company's corporate secretary, Marc L. Bailin, is a partner in Rubin Bailin Ortoli Mayer Baker & Fry LLP. The Company paid legal fees of $195,040, $121,157, and $135,140 to Rubin Bailin Ortoli Mayer Baker & Fry LLP and its predecessor firm, for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

       The Company had entered into an arrangement with Walden Partners, Ltd. ("Walden"), pursuant to which Walden provided the Company with regular and customary consulting advice involving matters relating to the Company's internal operations, corporate transactions and financial markets. The arrangement had a term commencing October 20, 1995 and ending October 31, 1996. Pursuant to the arrangement, the Company paid Walden a monthly fee of $833 and granted Walden an option under the 1990 Plan to purchase 13,400 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on, and expiring five years from, the date of grant. John R. Costantino is a vice president, director and principal of Walden.

      Simultaneously with the equity purchase transaction between DCI and the Company on September 25, 1996, the Company entered into a non-exclusive Production Output Agreement pursuant to which the Company will develop and produce children's programming for Discovery Channel's new Sunday children's block. A new agreement was entered into in May 1997, pursuant to which the Company will own the copyright for and expects to derive licensing revenues from, programming it produces for DCI (a minimum of one-sixth of the total "Discovery Kids" programming block). The value of the agreement may vary on a case-by-case basis.

      In March 1997, the Company entered into an employment agreement with David Michaels, pursuant to which Mr. Michaels would serve as the Company's Senior Vice President - Motion Pictures. Mr. Michaels currently has, and will continue to have, a significant ownership interest in the motion picture/television production company Good Medicine Films, Inc. ("GMF") Under the terms of the employment agreement, GMF granted to the Company first negotiation and matching rights with respect to certain projects under development by GMF. The Company has acquired options to certain properties held by GMF. The dollar value of such rights may vary on a case-by-case basis.

      In October 1997, the Company entered into an agreement with Arlene J. Scanlan, pursuant to which the Company acquired the remaining 15% of the outstanding shares of the capital stock of Strategy held by her. Additionally, Ms. Scanlan's employment with Strategy and the Company was terminated. In consideration of the foregoing, the Company paid Ms. Scanlan an aggregate of $30,788 and has released Ms. Scanlan from certain restrictions contained in a covenant not to compete with respect to specified properties and entities.

                                PART IV

Item 14. Exhibits,  Financial  Statement  Schedules and Reports on Form
8-K

(a)(1)
Financial Statements                                          Page

         Report of Independent Auditors                       F-2

         Report of Predecessor Independent Auditors           F-2a

         Consolidated Balance Sheets - June 30, 1997 and 1996 F-3

         Consolidated Statements of Operations - Years Ended
           June 30, 1997, 1996 and 1995                       F-4

         Consolidated  Statements  of  Stockholders'  Equity Period from July 1,
           1994 through June 30, 1997 F-5

         Consolidated Statements of Cash Flows - Years Ended
           June 30, 1997, 1996 and 1995                       F-6

         Notes to Consolidated Financial Statements           F-7

(a)(2)   Financial Statement Schedules

         Report of Independent Auditors                       F-19

         Schedule II - Valuation and Qualifying Accounts      F-20

(a)(3)   Exhibits

 3.1     Certificate   of   Incorporation   of  the   Registrant,   as   amended
         (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995)

 3.2     By-Laws  of  the  Registrant,  as  amended (filed herewith)

 4.1 Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-18 (File No. 33-40701-NY))

 4.2     Form of Warrant  issued to Robinson  Lerer &  Montgomery,  LLC
         (filed herewith)

 4.3 Form of Warrant issued to Allen & Company, Inc. (filed herewith)

 4.4 Form of Stock Purchase Warrant issued to Discovery Communications, Inc. (see Exhibit A to Stock Purchase Agreement, dated as of September 25, 1996, between the Registrant and Discovery Communications, Inc., filed as Exhibit 10.19 to this Annual Report on Form 10-K)

 10.1 Employment Agreement, dated as of October 1, 1995, between the Registrant and Laurence A. Lancit (incorporated by reference to Exhibit
         10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

 10.2 Employment Agreement, dated as of October 1, 1995, between the Registrant and Cecily Truett (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

 10.3    Employment  Agreement,   dated  as  of  March  31,  1997,  between  the
         Registrant  and Susan  Solomon  (incorporated  by  reference to Exhibit
         10.19 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997)

 10.4 Amendment No. 1, dated as of June 20, 1997, to the Employment Agreement, dated as of March 31, 1997, between the Registrant and Susan Solomon (filed herewith)

 10.5 Employment Agreement, dated as of February 16, 1996, between the Registrant and Noel Resnick (filed herewith)

 10.6 Employment Agreement, dated as of February 25, 1997, between the Registrant and David Michaels (incorporated by reference to Exhibit
         10.20 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997)

 10.7 Employment Agreement, dated as of June 16, 1997, between the Registrant and Jane M. Abernethy (filed herewith)

 10.8    Employment  Agreement,   dated  as  of  April  14,  1997,  between  the
         Registrant and Irene V. Minett (filed herewith)

 10.9    Executive  Stock  Option Plan  (incorporated  by  reference to
         Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-95582))

 10.10   1990 Stock  Option  Plan,  as amended  (incorporated  by  reference  to
         Exhibit 10.12 of the Registrant's Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 1995)

 10.11 1994 Non-Employee Director Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on From 10-Q for the fiscal quarter ended December 31,
         1995)

 10.12   Incentive Bonus Plan (see the description thereof appearing in Footnote
         (6) to the Summary Compensation Table)

 10.13   1997 Incentive Stock Plan (filed herewith)

 10.14 1997 Value Incentive Bonus Program (see the description thereof appearing in Schedule A to Amendment No. 1, dated as of June 20, 1997, to the Employment Agreement, dated as of March 31, 1997, between the Registrant and Susan Solomon, filed as Exhibit 10.4 to this Annual Report on Form 10-K)

 10.15   Leases  for  premises  at 601 West  50th  Street,  New  York,  New York
         (incorporated   by  reference  to  Exhibit  10.1  of  the  Registrant's
         Registration Statement on Form S-18 (File No.
         33-40701-NY))

 10.16 Fifth Amendment of Lease for premises at 601 West 50th Street, New York, New York (filed herewith)

 10.17   Agreement,   dated  as  of  October  10,  1997,  among  Arlene
         Scanlan, the Registrant, and The Strategy Licensing Company, Inc. (filed herewith).

 10.18 Mutual Separation Agreement, dated May 20, 1997, between the Registrant and Britten & Stone and Gary Stein (incorporated by reference to
         Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997)

 10.19 Stock Purchase Agreement, dated as of September 25, 1996, between the Registrant and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996)

 10.20 Distribution Agreement, dated May 19, 1997, between the Registrant and Discovery Communications, Inc. (filed herewith)(Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

 11      Computation of Earnings Per Share (filed herewith)

 21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

 23.1    Consent of Feldman Radin & Co., P.C. (filed herewith)

 23.2    Consent of Ernst & Young LLP (filed herewith)

 27      Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed May 8, 1997 (reporting the change in the Company's certifying accountants)

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 14, 1997
                                       LANCIT MEDIA ENTERTAINMENT, LTD.

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

        Name                     Title(s)                   Date
----------------------  ----------------------------  ------------------
                        Chairman of the Board,
                        Chief Executive Officer
                        and Director                  October 14, 1997
                        (Principal Executive
 /s/ SUSAN L. SOLOMON   Officer)
----------------------
Susan L. Solomon
 /s/ LAURENCE A. LANCIT Co-President and Director     October 14, 1997
----------------------
Laurence A. Lancit
 /s/ CECILY TRUETT      Co-President and Director     October 14, 1997
----------------------
Cecily Truett

                        Senior Vice President,        October 14, 1997
                        Chief Financial Officer
                        and Treasurer (Principal
                        Financial and Accounting
/s/ GARY APPELBAUM      Officer)
----------------------
Gary Appelbaum
 /s/ MARC L. BAILIN     Secretary and Director        October 14, 1997
----------------------
Marc L. Bailin
 /s/ JOSEPH KLING       Director                      October 14, 1997
----------------------
Joseph Kling
/s/ JOHN R. COSTANTINO  Director                      October 14, 1997
----------------------
John R. Costantino
/s/ ROGER C. FAXON      Director                      October 14, 1997
----------------------
Roger C. Faxon
/s/ A. ROBERT TOWBIN    Director                      October 14, 1997
----------------------
A. Robert Towbin

                                                           Exhibit 23.1











           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   We hereby  consent  to the  incorporation  by  reference  in (i) the
Registration  Statement  on Form S-3, as amended  (File No.  33-70856),
(ii) the  Registration  Statement  on Form  S-1  (File  No.  33-48236),
(iii) the  Registration  Statement  on Form S-8  (File  No.  33-53472),
(iv) the Registration Statement on Form S-8 (File No. 33-77834), (v) the Registration Statement on Form S-8 (File No. 33-90506), (vi) the Registration Statement on Form S-8 (File No. 33-80447), and (vii) the Registration Statement on Form S-8 (File No. 33-80449) of Lancit Media Entertainment, Ltd. (the "Registrant") F/K/A Lancit Media Productions, Ltd. of our report dated August 28, 1996 appearing in this Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1996 and 1995.




 /s/ FELDMAN RADIN AND CO., P.C.

Feldman Radin & Co,, PC

Certified Public Accountants


New York, New York
October 7, 1997

                                                           Exhibit 23.2








                    Consent of Independent Auditors



      We hereby consent to the incorporation by reference in (i) the Registration Statement on Form S-3, as amended (File No. 33-70856), (ii) the Registration Statement on Form S-1 (File No. 33-48236), (iii) the Registration Statements on Form S-8 (File Nos. 33-53472, 33-77834, 33-90506, 33-80447 and
33-80449) of Lancit Media Entertainment, Ltd. (the "Registrant") of our reports dated October 13, 1997, with respect to the consolidated financial statements and schedule of the Registrant included in this Annual Report (Form 10-K) for the year ended June 30, 1997.



/s/ ERNST & YOUNG, LLP

Ernst & Young, LLP

Certified Public Accountants




New York, New York
October 13, 1997

           LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                            PAGE
                                                            NUMBER

REPORT OF INDEPENDENT AUDITORS                                F-2

REPORT OF PREDECESSOR INDEPENDENT AUDITORS                    F-2a

CONSOLIDATED BALANCE SHEETS                                   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY               F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7-18

REPORT OF INDEPENDENT AUDITORS                                F-19

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS               F-20

                    Report of Independent Auditors



The Board of Directors and Stockholders
Lancit Media Entertainment, Ltd.


      We have audited the accompanying consolidated balance sheet of Lancit Media Entertainment, Ltd. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lancit Media Entertainment, Ltd. and Subsidiaries at June 30, 1997, and the consolidated results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ ERNST & YOUNG, LLP
                                          Ernst & Young LLP
                                          Certified Public Accountants



New York, New York
October 13, 1997

                   INDEPENDENT AUDITORS' REPORT


To The Stockholders and
   Board of Directors of
Lancit Media Productions, Ltd.


     We have audited the accompanying consolidated balance sheet of Lancit Media Productions, Ltd. and Subsidiaries as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancit Media Productions, Ltd. and Subsidiaries as of June 30, 1996 and the results of its operations and cash flows for each of the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.




                                      /s/  FELDMAN  RADIN  & CO., P.C.
                                    Certified Public Accountants

New York, New York
August 28, 1996

               LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                  ------------------------------
                                                      1997             1996
                                                  --------------   -------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     4,461,627  $    3,358,230
  Accounts receivable, net of allowance               1,698,250       2,683,433
  Film and program costs, net                         1,718,526       5,527,106
  Prepaid expenses                                      270,215         268,175
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                  8,148,618      11,836,944

ACCOUNTS RECEIVABLE - NON-CURRENT                       211,500       1,378,078

FIXED ASSETS, NET                                       525,530         832,606

GOODWILL, NET                                           263,302         279,754

DEPOSITS                                                 50,363          60,784
                                                  --------------   -------------

TOTAL ASSETS                                    $     9,199,313  $   14,388,166
                                                  ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $     2,116,028  $      732,158
  Participations payable                              1,342,702       1,199,991
  Deferred revenue                                    1,009,413       1,651,279
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             4,468,143       3,583,428

PARTICIPATIONS PAYABLE - NON-CURRENT                     88,009         598,461

DEFERRED REVENUE - NON-CURRENT                          317,620         828,713

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       195,360          94,056

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized -
    15,000,000 shares; issued and outstanding -
      6,634,750 shares at June 30, 1997 and
      6,187,634 shares at June 30, 1996                   6,635           6,188
  Additional paid-in capital                         17,504,536      12,579,402
  Accumulated deficit                               (13,380,990)     (3,302,082)
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                            4,130,181       9,283,508
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     9,199,313  $   14,388,166
                                                  ==============   =============

                See notes to consolidated financial statements.

               LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Year ended June 30,
                                            ------------------------------------
                                                1997         1996         1995
                                            -----------   ----------  ----------
REVENUES:
  Production and royalties                $  1,943,807  $ 6,812,975 $15,532,607
  Licensing agent fees                       1,208,250    2,248,238   2,349,872
                                            -----------  ----------   ----------

                                             3,152,057    9,061,213  17,882,479
                                            -----------  ----------   ----------

OPERATING EXPENSES:
  Production and royalties                   3,026,577    6,580,666  13,550,150
  Licensing agent - direct costs               809,823    1,175,699   1,184,345
  General and administrative                 4,073,089    2,438,471   2,168,827
  Write-down related to projects and
    restructuring charge                     5,456,180    2,650,000         --
                                            -----------  ----------   ----------

                                            13,365,669   12,844,836  16,903,322
                                            -----------  ----------   ----------

INCOME (LOSS) FROM OPERATIONS              (10,213,612)  (3,783,623)    979,157

INTEREST INCOME - NET                          255,508      276,570     506,316
                                            -----------  ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST       (9,958,104)  (3,507,053)  1,485,473

PROVISION FOR INCOME TAXES - CURRENT           (19,500)     (87,900)    (38,000)

MINORITY INTEREST                             (101,304)    (105,760)   (199,974)
                                            -----------   ----------  ----------

NET INCOME (LOSS)                         $(10,078,908) $(3,700,713) $1,247,499
                                            ===========   ==========  ==========

NET INCOME (LOSS) PER SHARE               $      (1.54) $     (0.60) $     0.20
                                            ===========   ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING          6,538,851    6,177,051   6,365,741
                                            ===========   ==========  ==========












                See notes to consolidated financial statements.

                 LANCIT MEDIA PRODUCTIONS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                Common Stock                 Retained
                              ------------------             Earnings   Total
                                                  Additional (Accum-    Stock-
                                                  Paid-in    ulated     holders'
                              Shares    Amount    Capital    Deficit)   Equity
                             --------- -------  ---------- ---------- ----------

BALANCE - June 30, 1994      6,101,634  6,102  12,401,247  (848,868) 11,558,481

    Shares issued in connec-
      tion with exercise of
      options and warrants
      (net of expenses)         56,000     56     165,059        --     165,115
    Net income                      --     --          --  1,247,499  1,247,499
                             --------- ------- ---------- ---------- ----------

BALANCE - June 30, 1995      6,157,634  6,158  12,566,306    398,631 12,971,095

    Shares issued in connec-
      tion with exercise of
      options (net of
      expenses)                 30,000     30      13,096         --     13,126
    Net loss                      --      --         --   (3,700,713)(3,700,713)
                             --------- ------- ---------  ----------  ---------

BALANCE - June 30, 1996      6,187,634  6,188  12,579,402 (3,302,082) 9,283,508

    Shares issued in connec-
      tion with exercise of
      options (net
      of expenses)               9,000      9      16,241         --     16,250
    Shares issued in connec-
      tion with investment by
      Discovery Communications,
      Inc. (net of expenses)   438,116    438   4,698,893         --  4,699,331
    Warrants issued in
       exchange for
       consulting services
       rendered                     --     --     210,000         --    210,000
    Net loss                        --     --       --  (10,078,908)(10,078,908)
                             --------- ------- ---------- ---------- ----------

BALANCE - June 30, 1997      6,634,750  6,635  17,504,536 (13,380,990)4,130,181
                             ========= ======= ==========  ========== =========

















                 See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended June 30,
                                                --------------------------------
                                                     1997       1996       1995
                                                ---------- ---------- ----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                          $(10,078,908)(3,700,713) 1,247,499
                                                ---------- ---------- ----------

  Adjustments to reconcile  net income  (loss) to net cash provided by (used in)
    operating activities:
      Amortization of film and program costs    1,465,831  3,869,945  6,334,297
      Write-down related to projects            5,456,180  2,500,000          -
      Depreciation and other amortization         378,281    407,313    348,615
      Minority interest                           101,304    105,760    199,974
     Grant of warrants in exchange for services   210,000          -          -

  Changes in operating assets and liabilities:
   Accounts receivable - current                  985,183  3,128,355 (3,796,488)
   Accounts receivable - non-current            1,166,578  1,227,792 (3,105,670)
   Film and program costs                      (3,113,431)(7,076,993)(8,557,597)
   Prepaid expenses                                (2,040)  (186,308)   (24,491)
   Deposits receivable                             10,421    (17,056)     2,185
   Accounts payable and accrued expenses        1,383,870    320,501      6,440
   Participations payable - current               142,711    293,628    906,363
   Participations payable - non-current          (510,452)  (341,462) 1,220,148
   Deferred revenue - current                    (641,866) (3,479,961)1,611,401
   Deferred revenue - non-current                (511,093)  (938,346)   111,921
                                                ---------- ---------- ----------
                                                6,521,477   (186,832)(4,742,902)
                                                ---------- ---------- ----------

CASH USED IN OPERATING ACTIVITIES              (3,557,431)(3,887,545)(3,495,403)
                                                ---------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (54,753)  (162,589)  (334,680)
                                                ---------- ---------- ----------

CASH USED IN INVESTING ACTIVITIES                 (54,753)  (162,589)  (334,680)
                                                ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock in connection
    with DCI agreement                          4,699,331          -          -
  Issuance of common stock in connection with
  exercise of options                              16,250     13,126    165,115
                                                ---------- ---------- ----------

CASH PROVIDED BY FINANCING ACTIVITIES           4,715,581     13,126    165,115
                                                ---------- ---------- ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   1,103,397 (4,037,008)(3,664,968)

CASH AND CASH EQUIVALENTS - beginning of year   3,358,230  7,395,238  11,060,206
                                                ---------- ---------- ----------

CASH AND CASH EQUIVALENTS - end of year       $ 4,461,627  3,358,230  7,395,238
                                                ========== ========== ==========

CASH PAID DURING THE YEAR FOR:
  Income taxes                                $    52,058     35,867     14,684
                                                ========== ========== ==========




                 See notes to consolidated financial statements.

        LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lancit Media Entertainment, Ltd. and Subsidiaries (the "Company") includes Lancit Media Entertainment, Ltd. ("Lancit"), its wholly-owned subsidiaries Frame Accurate, Inc. ("Frame"), Lancit Copyright Corp. ("LCC"), and The Strategy Licensing Company, Inc. ("Strategy") (see Note 13).

Lancit  creates,   acquires,   develops  and  produces  high-quality  children's
"edutainment" and family programming.

Frame is a provider of post-production services which include personnel, facilities, graphics and dubbing, as well as other editing and finishing services.

LCC was formed to own and administer various copyrights created by the Company and currently administers all of the music publishing interests which the Company retains with respect to the music sound tracks for both The Puzzle Place and Backyard Safari, as well as for other productions created by the Company.

Strategy is a merchandise licensing and promotions company that performs licensing agent functions for properties and characters owned by various copyright holders, including Strategy affiliates. Strategy is the majority partner in The Puzzle Place Marketing Company, a joint venture with Community Television of Southern California ("KCET").

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. Basis of Presentation - The consolidated financial statements include the accounts of Lancit, Frame, LCC and Strategy. All material intercompany accounts and transactions have been eliminated.

      B. Cash and Cash Equivalents - The Company considers to be cash equivalents all highly liquid temporary cash investments with an original maturity of three months or less when purchased.

      C. Accounts Receivable - Accounts receivable consists primarily of amounts to be received from minimum contractual royalties and underwriting agreements. Amounts to be received from minimum contractual royalties result from the copyright holder entering into agreements with licensees whereby the Company has licensed the right, during a specified term, to utilize the copyright holder's copyright. Such amounts are due no later than the conclusion of specified time periods which, for the most part, occur within the next twenty-four months after entering into an agreement. Amounts to be received from existing underwriting agreements are due mostly within the next fiscal year.

      D. Film and Program Costs - Film and program costs ("project costs"), which include acquisition and development costs (such as story rights, scenarios and scripts), production costs (including salaries and costs of talent), production overhead and post-production costs, are stated at the lower of cost less accumulated amortization or net realizable value and are deferred and amortized under the "individual film forecast method" as required by Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("SFAS 53"). Project costs are amortized in relation to the revenue recognized from each project, and amortization is calculated based on management's latest estimate of the project's gross profit margin over its remaining life. Film and program costs are re-evaluated periodically and, when necessary, are written down to net realizable value (See Note 12).

      E. Fixed Assets - Fixed assets are stated at cost. Depreciation on production and office equipment is provided for using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

      F. Goodwill - Goodwill resulting from business acquisitions represents the remaining unamortized value of the excess of the acquisition costs over the fair value of the net assets of the business acquired. Goodwill is amortized on the straight-line basis over a period not to exceed 20 years. The Company periodically reviews the recoverability of its goodwill. Any impairment is charged to expense when such determination is made. Accumulated amortization at June 30, 1997 and 1996 was $64,496 and $48,044, respectively.

      G. Participations Payable - Participations payable represent the amount due for profit participations and residuals. The participation amounts are recorded when the revenue which gives rise to such participations is recognized. Participants are paid when the actual cash is received and when the entitled payees have been identified.

      H. Deferred Revenue - Deferred revenue consists of licensing agent fees remaining to be recognized based on guaranteed royalties, as well as production funding received but not yet recognized as revenues based on percentage of completion. The fees from guaranteed royalties are recognized as revenue over a period which is no longer than the term of each individual license agreement. In addition, any royalty amounts received as advances by the Company as copyright holder are deferred and recognized as revenues when all obligations and commitments associated with such contracts have been met.

      I. Net Income (Loss) Per Share - Net income per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding for the respective period. Common share equivalents include dilutive stock options and warrants, and are included in the calculation using the treasury stock method. Net loss per share is computed on the basis of only the weighted average number of common shares outstanding for the period as all common share equivalents would be anti-dilutive.

      J. Revenue Recognition - Revenues are primarily derived from the following sources:

           (a) (i) Production - Revenues from such activities, when performed for a third party contracting entity such as a grantor, are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts. When producing a project subject to a commercial network presale, revenues are recorded in accordance with SFAS
                53. (ii) Royalties - On many of the original projects it produces, the Company retains, in varying degrees, ownership in such projects, and derives royalties from their exploitation in both primary and secondary markets worldwide. Such revenues are recognized when firm sales are reported to the Company by designated sales representatives in each market area or upon the Company meeting all commitments and obligations (which are primarily broadcast-oriented) related to the minimum contractual royalties under the licensing agreement. Such agreements generally range from two to four years. Typically, on a licensing contract, the Company does not begin to recognize additional copyright-holder related royalty revenues beyond any previously recorded minimum contractual royalty amounts until such time as the licensee has recouped that full amount. Depending on the particular licensee category and on the initial sales success of the products in that category, such recoupment period may range anywhere from one year to several years. The nature of the primary market and the order of market exploitation varies from project to project, as does the length of each project's revenue producing cycle. However, such revenue cycles typically range from two to six years.

           (b)  Licensing   agent  fees  -  Revenues   from  such
                activities are derived from a negotiated percentage, with the copyright holder, of overall royalty revenue in a wide variety of categories. Licensing agent fees derived from minimum contractual royalty commitments to the copyright holder are recognized over a period which is no longer than the term covered by each individual license. Once royalties generated on sales of licensed product exceed the minimum contractual royalties provided for in such agreements, the licensing agent will record, as revenue, its entitled share of all royalties generated from that point forward, upon knowing the royalties have been earned which may be at the time of receipt.

      K. Income Taxes - The Company accounts for income taxes by the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

      L. Compensation Expense Associated with Stock Options and Stock Appreciation Rights ("SARs") - The Company's policy is to record compensation expense when stock options or SARs are granted at an exercise price which is less than the fair market value of the Company's common stock on the date of the grant. The amount recorded as compensation expense is equal to the difference between the exercise price or the measuring value, and the fair market value of the Company's common stock on the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans and stock appreciation rights and requires that compensation expense be recorded (i) using the new fair value method or
      (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income (loss) and earnings per share would have been had the Company adopted the new fair value method. Effective July 1, 1996, the Company has adopted SFAS 123 and, as allowed by the statement, intends to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25.

      M. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the footnotes thereto. Actual results could differ from those estimates.

      N. Impact of Recently Issued Accounting Standards Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") was issued in February 1997. The Company will be required to adopt the new standard for the quarter ending December 31, 1997. Early adoption of this standard is not permitted. The primary elements of this standard are: (i) replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of options and warrants; (ii) use of an average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. The Company plans to adopt SFAS 128 in the quarter ending
      December 31, 1997 and does not anticipate that SFAS 128 will have a material impact on the calculation of net income (loss) per share.

2.    CAPITAL REQUIREMENTS

           Notwithstanding the Company's cash position at June 30, 1997, the Company believes that additional funding will be necessary to sustain the Company's operations through the fourth quarter of fiscal 1998. The
      Company is actively seeking additional funding and has retained an investment banking firm to assist it in these efforts. Among the alternatives being considered by the Company are a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners. The Company continues to pursue marketing efforts to generate cash from production and licensing activities and, where appropriate, may explore turning to account certain non-strategic assets. While there can be no assurance that any such transactions will be available to the Company or, if available, that they will be on terms favorable to the Company or its shareholders, the Company is devoting considerable management and other resources to these efforts.

           The Company also has taken steps to reduce, where appropriate, its operating expenses. These steps include relocating Strategy, its merchandising and licensing agent subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions.

3.    ACCOUNTS RECEIVABLE

      The allowance for doubtful accounts was $530,052 and $448,175 at June 30, 1997 and 1996, respectively.

4.    FIXED ASSETS

      Fixed assets consists of the following:

                                             June 30,
                                 -----------------------
                                    1997        1996
                                 ----------- -----------

Production and office equipment  $ 1,858,191 $ 1,826,639
Leasehold Improvements              413,928     390,727
                                 ----------- -----------
                                  2,272,119   2,217,366
Less accumulated depreciation
      and amortization           (1,746,589) (1,384,760)
                                 ----------- -----------

Fixed assets, net                 $ 525,530   $ 832,606
                                 =========== ===========

5.    COMMITMENTS AND CONTINGENCIES

      A.   Leases

      The Company leases facilities and office equipment under the terms of several operating leases. The major portion of these operating leases relate to the Company's four leases covering its facilities. One lease expires in April 1998, two expire in September 1998 and the fourth expires in February 1999.

      The following is a schedule of minimum future lease payments under all operating leases at June 30, 1997:

Year Ending June 30,                                Total
----------------------                            -----------
        1998                                       $ 315,000
        1999                                         107,000
                                                  -----------

                                                   $ 422,000
                                                  ===========

      Rent expense was approximately $299,000, $296,000 and $355,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Facility leases, in some cases, also provide for escalations based on increases in real estate taxes and maintenance charges.

      B.   Employment Agreements

      The Company has employment agreements with seven individuals, all of whom are officers of Lancit. The agreements expire at various times through March 2000. Remaining commitments under the terms of these agreements are approximately $2,019,000.

      C.   Bonus Plans

      Officers as a group, under an incentive bonus plan (the "Bonus Plan"), receive a bonus of 5% of pretax income (before bonus), for a fiscal year, provided that (i) pretax income (before bonus) for such fiscal year is at least $250,000, (ii) net income for such fiscal year exceeds net income for the prior fiscal year and (iii) net income is at least $.05 per share (adjusted for stock splits and stock dividends), on a diluted basis. No amounts were accrued under the Bonus Plan for fiscal 1997 or fiscal 1996 and $78,000 was accrued under the Bonus Plan for fiscal 1995.

      D.   Production Funding

      In fiscal 1997, the Company substantially completed production on episodes 41-65 of The Puzzle Place. After taking into account the portion of the project funding expected to be contributed via existing underwriting agreements and the Company's partner on the project, KCET, the Company estimates less than $0.1 million will ultimately be required from the Company to meet the current budget needs of the project.

      The Company also substantially completed production on the initial 13 episodes of Backyard Safari, which has been funded partially through a grant from the National Science Foundation. In the event the Company were to receive no outside production funding, the Company estimates that the remaining cash outlay required for this project would be less than $0.5 million.



           E.                   Consulting Agreements

      The Company entered into several consulting agreements and entered into an agreement terminating its relationship with a previous consultant, during the fiscal year ended June 30, 1997. The term of the ongoing agreements are month-to-month, with cancellation notices required from one to three months in advance, with fees ranging from $5,000 to $10,000 per month. The minimum commitment under the terms of these agreements, in the aggregate, is approximately $206,000.

6.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      For the fiscal year ended June 30, 1997, two customers accounted for 64% and 30% of total revenues from production and royalties and two customers accounted for 34% and 13% of licensing agent fees. For the fiscal year ended June 30, 1996, two customers accounted for 35% and 24% of total revenues from production and royalties and three customers accounted for 36%, 10% and 10% of licensing agent fees. For the fiscal year ended June 30, 1995, four customers accounted for 14%, 12%, 12% and 10% of total revenues from production and royalties and two customers accounted for 40% and 20% of licensing agent fees.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts placement of its temporary cash investments to financial institutions with high credit ratings and limits the amount of credit exposure with any one financial institution. At June 30, 1997, amounts receivable from three different entities accounted for 37%, 16% and 12% of the Company's total accounts receivable. At June 30, 1996, amounts receivable from three different entities accounted for 33%, 20% and 15% of the Company's total accounts receivable. Allowances are maintained, as necessary, for any potential credit losses.

7.    FILM AND PROGRAM COSTS

      Components of film and program costs (net of accumulated amortization) consist of the following:
                                        June 30,
                             --------------------------------
                                1997                1996
                             ------------       -------------

Productions completed and
 released                      $ 828,905         $ 2,329,015
Productions completed and
 not released                    376,165                   -
Productions in progress          110,340           2,851,378
Story rights and scenarios       403,116             346,713
                             ------------       -------------

Total film and program
costs, net                   $ 1,718,526         $ 5,527,106
                             ============       =============

      Film and program costs are substantially made up of capitalized television, production, and development costs incurred by the Company. The Company capitalizes such costs and amortizes them to expense in accordance with SFAS 53, which requires the Company to use estimates to determine the future revenue-generating potential of its project which is subject to a variety of risk factors. Revenues generated by television and movie programming and related ancillary products depend in part upon general economic conditions, but are more directly affected by the viewer and retail response to the entertainment product made available to the marketplace. The estimates used are re-evaluated periodically, and such re-evaluations have, in the past, and may, in the future, require that the Company write down unamortized capitalized amounts (See Note 12).

8.    STOCK OPTIONS  AND STOCK APPRECIATION RIGHTS

      In July 1990, the Company adopted a stock option plan (as amended, the "1990 Plan") authorizing the issuance of options covering 200,000 shares of the Company's common stock, which, over the years has been increased to cover the issuance of up to 1,000,000 shares of the Company's common stock. Officers, directors, consultants and employees are eligible to participate in the 1990 Plan and to receive non-qualified or, to the extent allowable, incentive stock options pursuant to the 1990 Plan. Options granted under the Plan are exercisable for a period of not more than ten years from the date of grant. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options is determined by the Company. Additionally, the 1990 Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant. In June 1997, the Company initiated a stock option rejuvenation program in which options with an exercise price considerably higher than current market value could be exchanged for a lesser number of shares at an exercise price that was reflective of current market value. The effective date of the cancellation of the existing options and the issuance of the new options was June 20, 1997.

      The Company has outstanding stock options under the 1990 Plan as follows:

                                            Weighted
                                                          Average
                                  Exercise Price       Exercise Price
                                  Per Share              Per Share
                        Options      ($)                    ($)
                        --------- ---------------          -----

Outstanding at June
  30, 1994               181,500    1.67 - 16.29           12.02
    Options granted      154,000   11.69 - 16.13           12.70
    Options exercised     (7,000)       3.75                3.75
                        --------- --------------          ------
Outstanding at June
  30, 1995               328,500    1.67 - 16.29           12.61
    Options granted      383,200    9.31 - 15.50           10.79
    Options exercised    (10,000)    1.67 - 3.75            2.92
    Options cancelled    (28,500)  10.44 - 15.94           12.64
                        --------- --------------          ------
Outstanding at June
  30, 1996               673,200    1.67 - 16.29           11.72
    Options granted      797,350    3.16 - 11.75            3.42
    Options exercised     (8,000)    1.67 - 3.65            3.39
    Options cancelled   (645,300)   5.06 - 16.29           10.94
                        --------- --------------          ------
Outstanding at June
  30, 1997               817,250    3.16 - 15.50            4.31
                        ========= ==============          ======


      At June 30, 1997, 762,750 options were exercisable with an average remaining term of 9.32 years. The weighted average exercise price of such options is $4.45. At June 30, 1997, 3,750 options remained available for grant.

      In April 1991, the Company adopted the Stock Performance Based Stock Option Plan (as amended, the "1991 Plan") authorizing the issuance of options covering 250,000 shares of the Company's common stock. Executive management in place at the time of the adoption of the 1991 Plan, was eligible to participate in the 1991 Plan and to receive non-qualified options pursuant to the 1991 Plan at an exercise price of $0.01 per share. Options granted under the 1991 Plan became exercisable at any time after the second anniversary of the effective date of the initial public offering of the Company's common stock upon the Company's common stock meeting certain performance levels.

      The Company had outstanding stock options under the 1991 Plan as follows:

                                                                Weighted Average
                                             Exercise Price     Exercise Price
                                              Per Share            Per Share
                        Options                   ($)                 ($)
                        -------              -------------       -------------

Outstanding at June
  30, 1994              195,000                  0.01                 0.01
    Options exercised   (15,000)                 0.01                 0.01
                        -------              -------------       -------------
Outstanding at June
  30, 1995              180,000                  0.01                 0.01
    Options exercised   (20,000)                 0.01                 0.01
    Options cancelled  (160,000)                0.01                 0.01
                        -------              -------------       -------------
Outstanding at June
  30, 1996 and 1997         -                      -                     -
                        =======              =============        =============
      In December 1994, the Company adopted the 1994 Non-Employee Director Non-Qualified Stock Option Plan (as amended, the "1994 Plan") authorizing the issuance of options covering 45,000 shares of the Company's common stock. Non-employee directors of the Company are eligible to participate in the 1994 Plan. Each non-employee director is granted 3,000 options on the day of his or her initial appointment and annually thereafter on the day of his or her re-election. The exercise price per share for each option granted is the fair market value of the Company's common stock on the date of grant. Each option is exercisable one year from the date of grant and expires no later than ten years from the date of grant.

      The Company has outstanding stock options under the 1994 Plan as follows:

                                                            Weighted Average
                                        Exercise Price       Exercise Price
                                          Per Share             Per Share
                       Options              ($)                   ($)
                       -------          -------------         ------------

Outstanding at July
  1, 1994                 -                  -                       -
    Options granted     9,000           13.19 - 13.69              13.35
                       -------          -------------         ------------
Outstanding at June
  30, 1995              9,000           13.19 - 13.69              13.35
    Options granted     9,000                13.13                 13.13
                       -------          -------------         ------------
Outstanding at June
  30, 1996             18,000           13.13 - 13.69              13.24
    Options granted    15,000             3.50 - 6.25               5.44
                       -------          -------------         ------------
Outstanding at June
  30, 1997             33,000            3.50 - 13.69              9.69
                       =======          =============         ============
      At June 30, 1997, 18,000 options were exercisable with an average remaining term of 8.7 years. The weighted average exercise price of such options is $13.24. At June 30, 1997, 12,000 options remained available for grant.

      In June 1997, the Company adopted the 1997 Incentive Stock Option Plan (as amended, the "1997 Plan") authorizing the issuance of options and other awards covering 650,000 shares of the Company's common stock, and the 1997 Value Incentive Bonus Program (as amended, the "1997 Incentive Program"). Any officer, key employee, directors who are also officers and consultants are eligible to participate in the 1997 Plan and receive non-qualified or, to the extent allowable, incentive stock options pursuant to the 1997 Plan. Options granted under the 1997 Plan are exercisable for a period of not more than ten years from the date of the grant. With the exception of grants to two officers/directors, of which a portion is immediately exercisable, grants which have been made are exercisable one year from the date of the grant. The exercise price per share for each option granted is the fair market value of the Company's common stock on the date of the grant. The 1997 Plan is subject to approval by the Company's shareholders.

      The Company has outstanding stock options under the 1997 Plan as follows:
                                                                Weighted Average
                                             Exercise Price     Exercise Price
                                             Per Share             Per Share
                          Options               ($)                   ($)
                         --------            ------------        -------------

Outstanding at July
  1, 1996                     -                    -                    -
    Options granted      370,000                 3.16                 3.16
                         --------            ------------        -------------
Outstanding at June
  30, 1997               370,000                 3.16                 3.16
                         ========            ============        =============

      At June 30, 1997, 45,000 options were exercisable with an average remaining term of 10 years. The weighted average exercise price of such options is $3.16. At June 30, 1997, 280,000 options are available for grant.

      The Company has outstanding SARs under the 1997 Incentive Program as follows:

                                                                Weighted Average
                                             Exercise Price      Exercise Price
                                             Per Share              Per Share
                         SARs                ($)                      ($)
                      ------------           -------------       ------------

Outstanding at July
  1, 1996                     -                       -                  -
    SARs granted          255,000                   $3.16              $3.16
                      ------------            -------------      ------------

Outstanding at June
  30, 1997                255,000                   $3.16              $3.16
                      ============            =============      ============
      These SARs are subject to cancellation upon approval of the 1997 Plan by the Company's shareholders on or prior to December 31, 1997.

      The Company's other various options/warrants, not under any form of a plan, covering shares of the Company's common stock are as follows:

                                                                Weighted Average
                                             Exercise Price      Exercise Price
                              Options/        Per Share             Per Share
                              Warrants            ($)                 ($)
                              --------       -------------        -------------

Outstanding at June 30, 1994    5,000             3.75                  3.75
    Options exercised          (4,000)            3.75                  3.75
                              --------       -------------        -------------
Outstanding at June 30, 1995
  and 1996                      1,000             3.75                  3.75
    Warrants Issued           560,209        3.62 - 13.00              10.96
    Options Exercised          (1,000)            3.75                  3.75
                              --------       -------------        -------------
Outstanding at June 30, 1997  560,209        3.62 - 13.00              10.96
                              ========       =============        =============

      The remaining warrants outstanding at June 30, 1997 covering 560,209 shares of common stock were exercisable with a weighted average remaining term of 4.0 years. The weighted average exercise price of such warrants is $10.96

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employees' stock options and SARs under the fair value method provided by that Statement. The fair value of the stock options and SARs was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options and SARs:

                   Assumptions               June 30,   June 30,
                                               1997       1996
       Risk-Free Interest Rate                6.82%      5.56%
       Dividend Yield                           0%         0%
       Volatility  factor  of the  expected
       market price of the                    0.678      0.431
            Company's Common Stock
       Average Life                          5 years    5 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs.

      For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the year ended June 30, 1997, pro forma net loss and pro forma net loss per share would have increased under SFAS 123 by approximately $3,248,000 and $0.49, respectively. For the year ended June 30, 1996, pro forma net loss and pro forma net loss per share would have increased under SFAS 123 by approximately $1,548,000 and $0.25, respectively.

9.        401(k) AND PROFIT SHARING PLAN

      Effective as of January 1, 1994, the Company adopted a combined 401(k) Savings and Profit Sharing Plan (as amended, the "Retirement Plan"). The Retirement Plan provides for immediate eligibility for all employees of the Company as of January 1, 1994 and eligibility after completion of six months of service for all employees of the Company employed after January 1, 1994. The 401(k) Savings portion of the Retirement Plan provides for an employer match which is determined on an annual basis. The Profit Sharing portion of the Retirement Plan provides for an employer discretionary contribution which is determined on an annual basis and which is reduced by any 401(k) employer match already received. Amounts expensed under the Retirement Plan were approximately $85,000, $72,000 and $70,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

10.   RELATED PARTY TRANSACTIONS

Legal fees incurred to one of the Company's law firms, where a principal of that law firm is the Corporate Secretary and Director of the Company, were $195,040, $121,157 and $135,140 for the fiscal years ended June 30, 1997,
      1996 and 1995, respectively.

      Consulting fees incurred to one of the Company's consulting firms, where a principal of that firm is a director of the Company were $5,000 and $13,054 for the fiscal years ended June 30, 1997 and 1996, respectively. In addition, that consulting firm, in October 1995, was granted stock options covering 13,400 shares of the Company's common stock, exercisable at $12.25 per share and expiring in October 2000.

11.   INCOME TAXES

      The following table illustrates the sources and status of the Company's major deferred tax asset and (liability) items at June 30, 1997 and 1996:
                                                   June 30,
                                               1997         1996

      Tax  benefit of net  operating  loss
      carryforward                         $6,534,068     $2,349,000
      Royalty revenue not yet collected      (229,347)      (154,000)

      Excess of tax over book depreciation   (158,989)       (73,000)

      Other                                    62,952         48,000

      Net deferred tax asset                6,208,684      2,170,000
      Valuation allowance                  (6,208,684)    (2,170,000)
      Net deferred tax asset recorded      $    -         $     -



      The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income (loss) before provision for income taxes and minority interest as follows:
                                                     June 30,
                                        -----------------------------------
                                            1997        1996        1995
                                        -----------  ----------  ----------

Income tax provision (benefit)
  computed at the statutory rate        $(3,528,000) $(1,265,000) $ 450,000
Income tax benefit of disqualifying
  dispositions                               -          (110,000)  (127,000)
Net tax effect of other permanent
  differences                                20,000       34,000    (39,000)
Tax effect of temporary differences          -            33,000   (369,000)
Income tax benefit not recognized         3,508,000    1,308,000     85,000
Provision for state income taxes             19,500       87,900     38,000
                                         -----------  ----------  ----------
Income tax provision                       $ 19,500     $ 87,900   $ 38,000
                                         ===========  ==========  ==========
      The Company has net operating loss carryforwards for tax purposes totaling approximately $14,850,000 at June 30, 1997 that expire in the years 2006 to 2012.

      Certain of the Company's subsidiaries file state income tax returns on an unconsolidated basis, and as such, losses may not be available to offset income in all states.

12.       WRITE-DOWNS RELATED TO PROJECTS AND RESTRUCTURING

      The write-down of film and program costs amounted to approximately $5.5 million and $2.5 million in fiscal 1997 and 1996, respectively, of which approximately $2.1 million and $2.5 million relates to The Puzzle Place for fiscal 1997 and 1996, respectively, and approximately $3.3 million relates to Backyard Safari for fiscal 1997. Such write-down reflects the Company's revision of its estimated future net royalty stream with respect to The Puzzle Place and the Company's revision of its anticipated production funding sources and its estimated future net royalty stream with respect to Backyard Safari. As part of the fiscal 1997 charge, the Company accrued for estimated remaining costs on these projects.

      Also, in fiscal 1996, the Company recorded a restructuring charge of $150,000 which included severance and other benefits paid to terminated employees due to reduced production activity.

13.   SUBSEQUENT EVENT

      In October 1997, the Company entered into an agreement with Arlene J. Scanlan, pursuant to which the Company acquired the remaining 15% of the outstanding shares of the capital stock of Strategy held by her. Additionally, Ms. Scanlan's employment with Strategy and the Company was terminated. In consideration of the foregoing, the Company paid Ms. Scanlan an aggregate of $30,788 and has released Ms. Scanlan from certain restrictions contained in a covenant not to compete with respect to specified properties and entities.

                Report of Independent Auditors



The Board of Directors and Stockholders
Lancit Media Entertainment, Ltd.


      We have audited the consolidated financial statements of Lancit Media Entertainment, Ltd. and Subsidiaries as of June 30, 1997 and for the year then ended, and have issued our report thereon dated October 13, 1997 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.


                                          /s/ ERNST & YOUNG, LLP
                                          Ernst & Young
                                          Certified Public Accountants


New York, New York
October 13, 1997

                         Report of Independent Auditors



The Board of Directors and Stockholders
Lancit Media Productions, Ltd.

     We have audited the consolidated financial statements of Lancit Media Productions, Ltd. and Subsidiaries as of June 30, 1996 and the years ended June 30, 1996 and 1995, and have issued our report thereon dated August 28, 1996 (included elsewhere in this 10-K). Our audit also included the financial statement schedule listed in this 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the periods stated above.



                                     /s/ FELDMAN RADIN & CO., P.C.
                                      Feldman Radin & Co., P.C.


New York, New York
August 28, 1996

        LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        Column A         Column B Column C Column D  Column E


                                    Additions
                         Balance     Charged
                          at           to                           Balance
                         Beginning    Costs                          at End
                         of            and            (a)              of
   Description           Period      Expenses      Deductions        Period
Year ended June 30, 1995
Allowances deducted
from assets
  to which they apply:
      Allowance for      $111,182    $128,869        $94,483       $145,568
      doubtful
      accounts


Year ended June 30, 1996
Allowances deducted
  from assets to which
  they apply:
  Allowance for
  doubtful              $145,568     $411,787      $ 109,180        $448,175
  accounts

Year ended June 30, 1997
Allowances deducted
  from assets to which
  they apply:
  Allowance for
  doubtful              $448,175     $143,112       $ 61,235        $530,052
  accounts

(a) Uncollectible receivables written off