Form 10-Q
period 1997-09-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-11-13
CIK 868796

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                         Commission file number: 1-10781

                        LANCIT MEDIA ENTERTAINMENT, LTD.
             (Exact Name of Registrant as Specified in its Charter)



          New York                               13-3019740
       --------------                      ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

                601 West 50th Street, New York, New York, 10019
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 977-9100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 6, 1997 was 6,634,750 shares.

         LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

                               INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS - at September 30,
                     1997 and June 30, 1997                             1

                CONSOLIDATED STATEMENTS OF OPERATIONS - For
                     the three months ended September 30, 1997 and
                     1996                                               2

                CONSOLIDATED STATEMENTS OF CASH FLOWS - For
                     the three months ended September 30, 1997 and
                     1996                                               3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              4

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS 5

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                        7

PART II - OTHER INFORMATION

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        8

SIGNATURES                                                              9

                          PART I. FINANCIAL INFORMATION

               LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,      June 30,
                                                      1997             1997
                                                  --------------   -------------
                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     3,887,565  $    4,461,627
  Accounts receivable                                 1,058,817       1,698,250
  Film and program costs, net                         1,813,663       1,718,526
  Prepaid expenses                                      217,246         270,215
                                                  --------------   -------------

TOTAL CURRENT ASSETS                                  6,977,291       8,148,618

ACCOUNTS RECEIVABLE - NON-CURRENT                       211,500         211,500

FIXED ASSETS, NET                                       446,918         525,530

GOODWILL, NET                                           259,189         263,302

DEPOSITS                                                 50,363          50,363
                                                  --------------   -------------

TOTAL ASSETS                                    $     7,945,261  $    9,199,313
                                                  ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $     2,281,435  $    2,116,028
  Participation payable                               1,177,935       1,342,702
  Deferred revenue                                    1,099,202       1,009,413
                                                  --------------   -------------

TOTAL CURRENT LIABILITIES                             4,558,572       4,468,143
                                                  --------------   -------------

PARTICIPATION PAYABLE - NON-CURRENT                      81,719          88,009

DEFERRED REVENUE - NON-CURRENT                          200,043         317,620

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       205,926         195,360
                                                  --------------   -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,634,750 shares at September 30, 1997 and
      6,634,750 shares at June 30, 1997                   6,635           6,635
  Additional paid-in capital                         17,604,536      17,504,536
  Retained earnings (accumulated deficit)           (14,712,170)    (13,380,990)
                                                  --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                            2,899,001       4,130,181
                                                  --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     7,945,261  $    9,199,313
                                                  ==============   =============

                See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                           1997       1996
                                                        ---------  ----------
                                                                     (UNAUDITED)

REVENUES:
  Production and royalties                             $  226,496  $  566,825
  Licensing agent fees                                    227,641     324,000
                                                         ---------  ----------

                                                          454,137     890,825
                                                         ---------  ----------

OPERATING EXPENSES:
  Production and royalties                                629,133     530,614
  Licensing agent - direct costs                          187,268     233,984
  General and administrative                              999,374     714,416
                                                         ---------  ----------

                                                        1,815,775   1,479,014
                                                         ---------  ----------

LOSS FROM OPERATIONS                                   (1,361,638)   (588,189)

INTEREST INCOME - NET                                      41,023      34,123
                                                         ---------  ----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST                   (1,320,615)   (554,066)

PROVISION FOR INCOME TAXES - CURRENT                          -           -

MINORITY INTEREST                                          10,566      28,083
                                                         ---------  ----------

NET LOSS                                             $ (1,331,181) $ (582,149)
                                                         =========  ==========

NET LOSS PER SHARE                                   $      (0.20) $    (0.09)
                                                         =========  ==========

WEIGHTED AVERAGE SHARES                                 6,634,750   6,261,153
                                                         =========  ==========











                  See notes to consolidated financial statments.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            1997         1996
                                                         -----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                              $(1,331,181)  $(582,149)
                                                         -----------  ----------

  Adjustments to reconcile net loss to net cash from operating activities:
     Amortization of film and program costs                 224,002     133,749
     Depreciation and other amortization                     93,429     101,694
     Minority interest                                       10,566      28,083

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable - current     639,435     224,680
   (Increase) decrease in accounts receivable - non-current      -      242,545
   Additions to film and program costs                     (319,139)   (488,090)
   (Increase) decrease in prepaid expenses                   52,969      79,989
   (Increase) decrease in income taxes receivable                -      (23,490)
   (Increase) decrease in deposits receivable                    -       (6,127)
   Increase (decrease) in accounts payable
     and accrued expenses                                   165,407     233,307
   Increase (decrease) in participations payable - current (164,767) (10,569) Increase (decrease) in participations payable -
     non-current                                             (6,290)    (38,151)
   Increase (decrease) in income taxes payable                   -       21,960
   Increase (decrease) in deferred revenue - current         89,789    (173,624)
   Increase (decrease) in deferred revenue - non-current   (117,577)   (158,906)
                                                          ----------  ----------
                                                            667,824     167,050
                                                          ----------  ----------

CASH USED IN OPERATING ACTIVITIES                          (663,357)   (415,099)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (10,705)     (3,425)
                                                          ----------  ----------

CASH USED IN INVESTING ACTIVITIES                           (10,705)     (3,425)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  100,000   4,701,001
                                                          ----------  ----------

CASH PROVIDED FROM FINANCING ACTIVITIES                     100,000   4,701,001
                                                          ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (574,062)  4,282,477

CASH AND CASH EQUIVALENTS - beginning of period           4,461,627   3,358,230
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS - end of period                $3,887,565  $7,640,707
                                                          ==========  ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                               $    --     $    --
                                                          ==========  ==========
  Income taxes                                           $    --     $    --
                                                          ==========  ==========




                 See notes to consolidated financial statements.

        LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997

                            (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full fiscal year.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed on the basis of the weighted average number common shares and common share equivalents outstanding for the respective period. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended September 30, 1997 as compared to three months ended September 30, 1996

Production and royalty related revenues for the three month period ended September 30, 1997 decreased to $226,496 from $566,825 in the comparable 1996 quarter. This decrease is primarily the result of reduced activity on Reading Rainbow(R) and Backyard Safari(R), partially offset by license fees for broadcast renewal rights and outreach activities on The Puzzle Place(R).

Licensing agent fee revenues for the three month period ended September 30, 1997 decreased to $227,641 from $324,000 in the comparable 1996 quarter. This decrease is primarily the result of the expiration of certain licensee contracts and the extension of the license term for certain other licensees on The Puzzle Place and reduced royalties on the Sonic the Hedgehog(TM) property.

Production and royalty related expenses for the three month period ended September 30, 1997 increased to $629,133 from $530,614 in the comparable 1996 quarter, reflecting primarily increased development costs, increased payments for broadcast renewal rights license fees and outreach activity on The Puzzle Place, partially offset by decreased production activity on Reading Rainbow and Backyard Safari.

Direct costs of licensing activities for the three month period ended September 30, 1997 decreased to $187,286 from $233,984 in the comparable 1996 quarter primarily as a result of decreased travel, trade show and marketing material costs.

General and administrative expenses for the three month period ended September 30, 1997 increased to $999,375 from $714,416 in the comparable 1996 quarter, primarily as a result of initiatives involving new personnel and the Company's restructuring, resulting in increased personnel, office related and insurance costs as well as increased legal and other professional fees.

Interest income for the three month period ended September 30, 1997 increased to $41,023 from $34,123 in the comparable 1996 quarter. This increase is primarily due to an increased level of cash invested during this year's three month period.

There was no provision for income taxes recorded for the three month period ended September 30, 1997, or for the comparable 1996 quarter, as both periods resulted in a loss for the period.

Minority interest in licensing activities for the three month period ended September 30, 1997 was $10,566 compared to $28,083 in the comparable 1996 quarter. This is the result of the decreased profitability of the Company's subsidiary, The Strategy Licensing Company, Inc., for the 1997 quarter as compared to 1996.

Net loss for the three month period ended September 30, 1997 was $1,331,181 ($.20 per share) compared to a net loss of $582,149 ($.09 per share) in the comparable 1996 quarter, as a result of the combination of the factors discussed above. Weighted average shares outstanding for the three month period ended September 30, 1997 increased to 6,634,750 from 6,261,153 in the comparable 1996 quarter primarily as a result of shares issued to Discovery Communications, Inc. ("DCI") being outstanding for the full period in the current year as well as the exercise of employee stock options during the twelve month period since September 30, 1996.




Liquidity and Capital Resources

The Company had cash and cash equivalents as of September 30, 1997 of approximately $3.9 million, and no long-term debt. Notwithstanding the Company's cash position at September 30, 1997, the Company believes that additional funding will be necessary to sustain the Company's operations through the fourth quarter of fiscal 1998. The Company is actively seeking additional funding and has retained an investment banking firm to assist it in this effort. Among the alternatives being considered by the Company are a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners. The Company continues to pursue marketing efforts to generate cash from production and other licensing activities and, where appropriate, may explore turning to account certain non-strategic assets. While there can be no assurance that any such transactions will be available to the Company or, if available, that they will be on terms favorable to the Company or its shareholders, the Company is devoting considerable management and other resources to these efforts.

The Company has also taken steps to reduce, where appropriate, its operating expenses. These steps include relocating Strategy, its merchandising and licensing subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions.

Cash used in operating activities was approximately $0.7 million for the three month period ended September 30, 1997, compared to the use of approximately $0.4 million for the same period last year. A net loss from operations of approximately $1.3 million, reduced by adjustments for amortization of film and program cost of $0.2 million and depreciation and other amortization of $0.1 million, and additions to film and program costs of $0.3 million, all of which were partially offset by a decrease in accounts receivable of $0.6 million, comprise the major components of cash used in operating activities.

Cash provided from financing activities was $0.1 million for the three month period ended September 30, 1997, compared to $4.7 million for the comparable 1996 period. Warrants to purchase 100,000 shares of stock were issued in partial payment as part of the final arrangement for satisfaction of fees owed for services performed in connection with the September 1996 purchase of a 6.6% stake in the Company by DCI.

As of September 30, 1997, the Company is continuing the remaining elements associated with the outreach for the first 65 episodes of The Puzzle Place. All the remaining costs and costs for the first 65 episodes of The Puzzle Place were accrued in fiscal 1997. The Company estimates that, after it receives the balance of monies due from the Corporation for Public Broadcasting ("CPB") and KCET/ Southern California ("KCET"), its remaining funding required will be less than $0.1 million. With respect to The Puzzle Place licensing effort, the Company and KCET have agreed to adjust, and may in the future further adjust, the licensing term for certain licensees.

The Company has completed post-production on the initial season of 13 episodes of Backyard Safari, which was partially funded through a major grant from the National Science Foundation. The Company estimates that its remaining funding requirement for this project, primarily to complete outreach and promotional activities, is approximately $0.5 million. All of these remaining costs were accrued in fiscal 1997.

Management does not expect inflation to have a significant impact on the business.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including, without limitation, descriptions of the Company's targets or goals and Management's views concerning the Company's pending and proposed projects, prospects and future financial performance contained in this discussion and analysis and elsewhere, constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasts. These risks include, among others: the ability of the Company to secure timely production funding and additional capital financing; risks generally associated with the production of a television series, movie or other entertainment project; network and studio acceptance of television and motion picture projects; the ability of the Company to successfully negotiate and enter into agreements to acquire rights, develop, produce, market and distribute entertainment and licensing projects; difficulties or delays in the development, production and marketing of entertainment products and/or licensed products; as well as less than anticipated consumer acceptance of entertainment projects or licensed products. These and other risks are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission, copies of which are available from the SEC or may be obtained upon request from the Company.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not Applicable.

PART II. - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.  Computation of Earnings Per Share (filed herewith)

     27.  Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.

                            SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 LANCIT MEDIA ENTERTAINMENT, LTD.



Date: November 13, 1997   By: /s/ GARY APPELBAUM
                               Gary Appelbaum
                               Senior Vice President, Chief
                               Financial Officer & Treasurer



Date: November 13, 1997   By: /s/ SUSAN L. SOLOMON
                               Susan L. Solomon
                               Chief Executive Officer and
                               Chairman of the Board of Directors