Form 10-K/A
period 1997-06-30
LANCIT MEDIA PRODUCTIONS LTD
filed 1997-12-22
CIK 868796

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A

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

                                    New York
                               13-3019470_________
(State or other jurisdiction of
                          (I.R.S. Employer Identification No.)
incorporation or organization)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting and non-voting common equity held by non-affiliates: $12,440,156 on December 3, 1997.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,634,750 shares of Common Stock, par value $.001 per share, outstanding on December 3, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                 None

      The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Annual Report") as follows:

1. The Registrant hereby deletes the table set forth under the caption "Summary Compensation Table" in Item 11 of the Annual Report and replaces such table in its entirety as follows:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                                         Other        Securities        All
                                         Annual       Underlying       Other
Name and  Year     Salary     Bonus   Compensation  Options/SARs(1) Compensation
Principal Ended      ($)      ($)         ($)           (#)              ($)
Position  June 30,

Susan L.    1997  $108,814 $150,000(2) $5,625(3)      750,000(4)/         -
Solomon                                               255,000(5)
Chief       1996      -        -         -               -                -
Executive   1995      -        -         -               -                -
Officer
and
Chairman
of the
Board of
Directors*

Cecily      1997  $150,000     -      $ 9,661(7)       45,000/0(8)   $10,159(12)
Truett      1996   146,600  $ 2,000(6) 19,803(7)         -             6,247(12)
Co-
President** 1995   133,300   10,665(6) 34,829(7)         -             8,528(12)

Laurence    1997  $150,000     -      $16,870(9)       45,000/0(8)   $12,785(13)
A. Lancit   1996   146,600  $ 2,000(6) 28,587(9)         -             7,988(13)
Co-
President***1995   133,300   10,665(6) 11,750(9)         -            11,994(13)

Arlene J.   1997  $125,000  $ 1,000(6)   -             15,000/0(11)  $ 3,780(14)
Scanlan     1996   125,000    2,000(6)   -               -             4,070(14)
President   1995   125,000   10,665(6)   -              5,000/0(11)    3,810(14)
of
Strategy****

Noel        1997  $127,083  $   750(6)$ 7,200(10)      33,000/0(11)  $ 2,898(15)
Resnick     1996    46,875     -        2,700(10)      66,000/0(16)       -
Senior      1995      -        -         -               -                -
Vice
President
-
Development
* Became Chief Executive Officer and Chairman of the Board commencing April 1, 1997.
**   Was Chief  Executive  Officer and Chairman of the Board  through  March 31,
     1997.
***  Was  President  and  Chief  Operating  Officer  through  March  31,
     1997.
**** Terminated, effective September 23, 1997.
(1)  All options listed were granted pursuant to either the 1990
     Stock Option Plan (as amended, the "1990 Plan") or the 1997 Stock Incentive Plan (as amended, the "1997 Plan"), as indicated. Stock appreciation rights ("SARs") were granted under the Company's 1997 Value Incentive Bonus Program. Option exercise prices and SAR measuring values were at or above the fair market value of the Company's Common Stock as reported on NASDAQ on the date of grant (see "Executive Compensation - Option/SAR Grants In Last Fiscal Year", below).
(2)  Ms. Solomon earned a signing bonus of $150,000 upon her hiring.
(3) Ms. Solomon received other annual compensation as follows: auto expense allowance of $5,625. Does not include $24,755 paid by the Company for advisory services to Ms. Solomon in connection with her employment contract, which the Company determined was not compensation to her.
(4) Consists of (i) options to purchase 255,000 shares of the Company's Common Stock granted pursuant to the 1997 Plan (the "1997 Plan Option"), subject to approval of such plan or such options by the Company's shareholders; and
     (ii) options to purchase 495,000 shares of the Company's Common Stock granted pursuant to the 1990 Plan.
(5) SARs are subject to cancellation upon approval by the Company's shareholders of either the 1997 Plan or the 1997 Plan Option. Does not include 700,000 SARs which were granted on March 31, 1997 and canceled on June 20, 1997.
(6) Officers, as a group, under an incentive bonus plan (the "Bonus Plan"), receive a bonus of 5% of pre-tax income (before bonus), for a fiscal year, provided that (i) pretax income (before bonus) for such fiscal year is at least $250,000, (ii) net income for such fiscal year exceeds net income for the prior fiscal year, and (iii) net income is at least $.05 per share (adjusted for stock splits and stock dividends), on a fully diluted basis. No amounts were accrued under the Bonus Plan for fiscal 1997 or fiscal 1996. $77,987 was accrued under the Bonus Plan for fiscal 1995 and each eligible individual received $8,665 which was paid in fiscal 1996. Other bonus amounts shown are holiday bonuses for which all employees are eligible. The amounts of these bonuses are determined at the discretion of management.
(7) Ms. Truett received other annual compensation in the form of royalty payments as one of the creators of The Puzzle Place of $9,661, $19,803 and $34,830 in fiscal 1997, 1996 and 1995, respectively.
(8) Granted pursuant to the 1997 Plan. Stock options granted under the 1997 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1997 Plan generally vest on or before the first anniversary of the date of grant. The 1997 Plan is subject to approval by the Company's shareholders.
(9) Mr. Lancit received other annual compensation as follows: auto expense allowance of $16,871, $15,280 and $11,750 in fiscal 1997, 1996 and 1995, respectively; and fees for his services as a director of Reading Rainbow in the amount of $13,307 in fiscal 1996.
(10) Ms. Resnick received other annual compensation as follows: auto expense allowance of $7,200 and $2,700 in fiscal 1997 and 1996, respectively.
(11) Granted pursuant to the 1990 Plan. Stock options granted under the 1990 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Stock options granted under the 1990 Plan generally vest on or before the first anniversary of the date of grant.
(12) Ms. Truett received other annual compensation as follows: employer paid life insurance of $5,660, $1,590, and $4,339 in fiscal 1997, 1996 and 1995, respectively; employer 401(k) contributions of $4,500, $4,658 and $4,189 in fiscal 1997, 1996 and 1995, respectively.
(13) Mr. Lancit received other compensation as follows: employer paid life insurance of $8,285, $3,330 and $7,362 in fiscal 1997, 1996 and 1995, respectively; employer 401(k) contributions of $4,500, $4,657 and $4,632 in fiscal 1997, 1996 and 1995, respectively.
(14) Ms. Scanlan received other compensation as follows: employer 401(k) contributions of $3,780, $4,070 and $3,810 in fiscal 1997, 1996 and 1995, respectively.
(15) Ms. Resnick received other compensation as follows: employer 401(k) contributions of $2,898 in fiscal 1997.
(16) Canceled in connection with the Rejuvenation (as defined below).

2. The Registrant hereby deletes the information set forth under the caption "Employment Contracts" in Item 11 of the Annual Report and replaces such information in its entirety as follows:

     Effective as of April 1, 1997, the Company entered into an employment agreement with Susan L. Solomon in connection with her appointment as Chairman of the Board and Chief Executive Officer, which employment agreement was amended as of June 20, 1997 and December 17, 1997. The agreement has a three-year term and is subject to renewal such that, unless and until terminated by either party, the remaining term thereof is never less than two years. Annual base salary thereunder is $350,000, subject to increase from year to year by a minimum amount based on the annual increase in the consumer price index, with the actual amount of the increase being determined by the Board of Directors. In addition, the agreement calls for Ms. Solomon to receive, on an annual basis, a performance bonus equal to a set percentage of certain established, annually increasing levels of the Company's pretax income, and additional bonus payments in the event of certain third-party investments in the Company. Ms. Solomon is also entitled to participate in the Bonus Plan. Following a change in control, as defined in the employment agreement, Ms. Solomon would be entitled to a lump-sum payment in an amount equal to her base salary and bonus payable for two years, unless Ms. Solomon notifies the Company prior to the effectiveness of such change in control that she wishes to continue in its employ following such change in control. Pursuant to her employment agreement, Ms. Solomon also received certain stock options and stock appreciation rights (see "Executive Compensation - Option/SAR Grants in Last Fiscal Year" below).

      In October 1995, the Company entered into employment agreements, covering the term from October 1, 1995 to October 1, 1998, with each of Cecily Truett and Laurence A. Lancit. Each agreement provides for a base annual salary starting at $150,000 for the first year, subject to increases in each of the remaining two years in a minimum amount based on the annual increase in the consumer price index, with the actual amount of the increase being determined by the Board of Directors. Each of Ms. Truett and Mr. Lancit is eligible to participate in the Bonus Plan. Following a change in control of the Company, as defined in each such agreement, each of Ms. Truett and Mr. Lancit could terminate her or his employment with the Company for any reason within one year after the change in control and certain provisions of the employment agreement relating to future employment would not apply. Additionally, in the event that the Company terminates the employment of either of Ms. Truett or Mr. Lancit, other than for cause, within one year following a change in control, Ms. Truett and/or Mr. Lancit, as the case may be, would receive a lump-sum payment in the amount of the greater of (i) her or his then existing annual base salary or (ii) the balance of her or his base salary due for the remaining term of the employment agreement.

      In September 1997, the Company and Noel Resnick executed an employment agreement, covering the term from February 16, 1996 to February 16, 1998. The agreement provides for an annual base salary of $125,000 in the first year and at least $130,000 in the second year. Ms. Resnick is eligible to participate in the Bonus Plan.


3. The Registrant hereby deletes the table set forth under the caption "Option/SAR Grants in Last Fiscal Year" in Item 11 of the Annual Report and replaces such table in its entirety as follows:

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
                          Fiscal
                          Year(4)

Susan L.   495,000(2),(9)  41.8%   3.15625   03-31-07     -  1,296,745 5,921,282
Solomon,   255,000(8),(10) 21.6%   3.15625   03-31-07(6)  -    668,020 3,050,358
Chief      255,000(3),(11) 21.6%   3.15625   03-31-07(7)  -    668,020 3,050,358
Executive
Officer
and
Chairman
of the
Board*

Cecily
Truett,     45,000(3),(12)  3.8%   3.15625   06-20-07     -    117,886   538,298
Co-President**

Laurence
A. Lancit,  45,000(3),(12)  3.8%   3.15625   06-20-07     -    117,886   538,298
Co-President***

Arlene J.
Scanlan,    15,000(2),(13)  1.3%   3.15625   12-23-97(13) -     39,295   179,432
President,
The
Strategy
Licensing
Company,
Inc.****

Noel
Resnick,    33,000(2),(14)  2.8%   3.15625   06-20-07     -     86,450   394,752
Senior
Vice
President-Development

* Became Chief Executive Officer and Chairman of the Board commencing April 1, 1997.
**  Was Chief  Executive  Officer and  Chairman of the Board  through  March 31,
    1997.
*** Was President and Chief Operating Officer through March 31, 1997. ****Terminated, effective September 23, 1997.
(1) All options  listed were  granted  pursuant to either the 1990 Plan or the 1997 Plan, as indicated. Stock appreciation rights ("SARs") were granted under the Company's 1997 Value Incentive Bonus Program. Option exercise prices and SAR measuring values were equal to the average of the last bid and the last ask prices of the Company's Common Stock as reported on NASDAQ on the date of grant.
(2) Granted pursuant to the 1990 Plan. Stock options granted under the 1990 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1990 Plan to a shareholder owning more than 10% of the outstanding Common Stock of the Company may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Stock options granted under the 1990 Plan generally vest on or before the first anniversary of the date of grant. The 1990 Plan provides for accelerated vesting upon the occurrence of certain transactions which would otherwise cause such options to be extinguished.
(3) Granted pursuant to the 1997 Plan. Stock options granted under the 1997 Plan are generally exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the 1997 Plan generally vest on or before the first anniversary of the date of grant. Options granted under the 1997 Plan provide for accelerated vesting upon the occurrence of certain transactions which would otherwise extinguish such options. The 1997 Plan is subject to approval by the Company's shareholders.
(4) Based on the total number of stock options and SARs granted to all employees and directors of the Company under the Company's various stock incentive plans during the fiscal year ended June 30, 1997, or a total of 1,182,350 rights. Excludes (i) 255,000 rights granted to Ms. Solomon, as either the 255,000 SARs or the 1997 Plan Option will be canceled on or prior to March 31, 1998 (see Notes 6 and 7 below) and (ii) 700,000 SARs which were granted to Ms. Solomon on March 31, 1997 and were canceled on June 20, 1997.
(5) The dollar amounts shown under these columns are the results of calculations at 0% and at the 5% and 10% rates set by the SEC for the maximum option term and are not intended to, and may not accurately, forecast possible future appreciation, if any, in the price of the Company's Common Stock.
(6) Subject to cancellation if either the 1997 Plan Option or the 1997 Plan is approved by the shareholders of the Company on or prior to March 31, 1998.
(7) Subject to cancellation if the 1997 Plan Option or the 1997 Plan is not approved by the shareholders of the Company on or prior to March 31, 1998.
(8) SARs granted pursuant to the Company's 1997 Value Incentive Bonus Program (as amended, the "Program"). SARs granted under the Program are generally convertible for a period of up to 10 years from the date of grant at a measuring price equal to the fair market value of the Company's Common Stock on the date of grant.
 (9)Options become exercisable on the earlier to occur of (i) October 1, 1997, or (ii) a change in control of the Company. Options granted in partial replacement of the cancellation of 700,000 SARs (see Note 10 below).
(10)SARs become payable upon conversion in cash or common stock, at the option of the Company, upon the earliest to occur of (i) a meeting, which is required to be held no later than March 31, 1998, at which the Company's shareholders decline to approve or ratify the 1997 Plan or the 1997 Plan Option, (ii) March 31, 1998, or (iii) a change in control of the Company. Upon approval or ratification by the shareholders on or before March 31, 1998 of either the 1997 Plan or the 1997 Plan Option, the SARs granted pursuant to the Program will be canceled. SARs remain convertible until March 31, 2007, unless earlier canceled in accordance with their terms. Does not include 700,000 SARs which were granted to Ms. Solomon on March 31, 1997 and canceled on June 20, 1997
(11)Options  become  exercisable on the later to occur of (i) October 1, 1997 or
    (ii) the date the 1997 Plan or the 1997 Plan Option is approved or ratified by the Company's shareholders at the meeting described in Note 10 above; provided that if the 1997 Plan Option or the 1997 Plan has been approved or ratified by the Company's shareholders and if the 1997 Plan Option is not already exercisable in accordance with its terms, the 1997 Plan Option would become exercisable upon a change in control of the Company.
(12)22,500 options became exercisable on the date of grant; the remaining 22,500 options become exercisable on June 20, 1998.
(13)Granted in connection with the Company's stock option "rejuvenation" program (the "Rejuvenation"), pursuant to which each employee of the Company, including executive officers, could elect to forfeit the stock options held by him or her which were previously granted pursuant to the 1990 Plan, in exchange for an option to purchase one-half the number of shares of Common Stock of the Company as was represented by the options so forfeited. In each instance, the vesting schedule of the forfeited option was retained, but a new exercise price equal to the fair market value of the Company's Common Stock on June 20, 1997 and a new expiration date of 10 years from June 20, 1997 was assigned. Options became exercisable on the date of grant. Due to Ms. Scanlan's termination of employment, these options will expire on December 23, 1997.
(14)Granted pursuant to the Rejuvenation. 15,000 options became exercisable on the date of grant; 7,500 become exercisable on February 15, 1998; 3,500 options become exercisable on the earlier to occur of (i) the Company meeting certain performance goals or (ii) January 17, 2006; 7,500 options become exercisable on the earlier to occur of (i) the Company meeting certain performance goals or (ii) February 9, 2007.

4. The Registrant hereby deletes the information set forth under the caption "Compensation of Directors" in Item 11 of the Annual Report and replaces such information in its entirety as follows:

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

      In addition to the options automatically granted under the 1994 Plan, on June 20, 1997, each of Messrs. Bailin, Costantino, Faxon, Kling and Towbin received an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.15625 under the Company's 1997 Plan, subject to approval of the 1997 Plan by the Company's shareholders. Each option becomes exercisable in full one year from the date of grant and expires no later than ten (10) years from the date of grant. Options granted under the 1997 Plan provide for accelerated vesting upon the occurrence of certain transactions which would otherwise cause such options to be extinguished.

      Upon Mr. Towbin's resignation on October 16, 1997, the options granted to him under each of the 1994 Plan and the 1997 Plan was canceled.

5. The Registrant hereby deletes the table set forth under the caption "Security Ownership" in Item 12 of the Annual Report and replaces such table in its entirety as follows:

                               SECURITY OWNERSHIP
                                                                   Percent
                                             Amount and Nature     of Class
                                               of Beneficial         (%)
                                                 Ownership
Name and Address of Beneficial Owners

Discovery Communications, Inc.
7700 Wisconsin Avenue
Bethesda, Maryland
20814.......................................      876,232.(1)        12.4%

Directors and Executive Officers (2)

Laurence A. Lancit..........................      575,613 (3)         8.6%

Cecily Truett...............................      575,613 (3)         8.6%

Susan L. Solomon............................      495,000 (4)         6.9%

Arlene J. Scanlan**.........................       55,000 (5)            *

Noel Resnick................................       15,000 (6)            *

John R. Costantino..........................       29,400 (7)            *

Marc L. Bailin..............................       27,000 (8)            *

Joseph Kling................................        8,000 (9)            *

Roger C. Faxon..............................        2,000(10)            *

A. Robert Towbin***.........................           - (11)            *

All Directors and Executive Officers as a
Group (16 persons)..........................    1,876,906(12)        25.4%

*     Less than 1%.
**    Terminated, effective September 23, 1997.
***   Resigned, effective October 16, 1997.
 (1) Includes 438,116 shares which Discovery Communications, Inc. has the right to acquire upon the exercise of currently exercisable warrants. The foregoing information is derived from the Statement on Schedule 13D of Discovery Communications, Inc., filed with the SEC on September 27, 1996.
(2) The address for each of the directors and executive officers is c/o Lancit Media Entertainment, Ltd., 601 West 50th Street, New
      York, New York 10019.
(3) Laurence A. Lancit and Cecily Truett are husband and wife. The number of shares shown for each of them includes (i) 553,113 shares of Common Stock held by each of them individually, and (ii) 22,500 shares of Common Stock which are the subject of currently exercisable stock options. The number of shares shown for each of them excludes (i) 2,932 held by their children, as to which each disclaims beneficial ownership, (ii) 40,080 shares held by a trust for the benefit of their children, as to which each disclaims beneficial ownership, and (iii) 553,113 shares of Common Stock held by the other, as to which each disclaims beneficial ownership, and
      (iv) 22,500 shares of Common Stock which are the subject of options which are not currently exercisable and will not become exercisable within 60 days.
(4) Includes 495,000 shares which are the subject of options granted to Ms. Solomon which are currently exercisable. Excludes (i) 255,000 shares which are the subject of options granted to Ms. Solomon which are not currently exercisable and will not become exercisable within 60 days and are subject to ratification by the Company's shareholders, and (ii) any shares which may be issuable, at the option of the Company, upon the conversion of certain currently convertible stock appreciation rights which were granted to Ms. Solomon.
(5) Includes 15,000 shares of Common Stock which are the subject of options granted to Ms. Scanlan which are currently exercisable. Due to Ms. Scanlan's termination of employment on September 23, 1997, unless these options are earlier exercised, these options will terminate on December 23, 1997.
(6) Includes 15,000 shares of Common Stock which are the subject of options granted to Ms. Resnick which are currently exercisable. Excludes 18,000 shares of Common Stock which are the subject of options granted to Ms. Resnick which are not currently exercisable and will not become exercisable within 60 days.
(7) Includes (i) 13,400 shares which Walden Partners Ltd., of which Mr. Costantino is a vice president, director and principal, has the right to acquire upon the exercise of currently exercisable stock options, and (ii) 6,000 shares which Mr. Costantino has the right to acquire upon the exercise of currently exercisable stock options. Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Costantino which are not currently exercisable and will not become exercisable within 60 days.
(8) Includes 6,000 shares which Mr. Bailin has the right to acquire upon the exercise of currently exercisable stock options. Excludes (i) 15,000 shares owned by Marie Valdes, M.D., wife of Mr. Bailin, as to which shares Mr. Bailin disclaims any beneficial interest, and (ii) 8,000 shares of Common Stock which are the subject of options granted to Mr. Bailin which are not currently exercisable and will not become exercisable within 60 days.
(9) Includes 6,000 shares of Common Stock which Mr. Kling has the right to acquire upon the exercise of currently exercisable stock options. Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Kling which are not currently exercisable and will not become exercisable within 60 days.
(10) Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Faxon which are not currently exercisable and will not become exercisable within 60 days.
(11) Excludes 8,000 shares of Common Stock which are the subject of options granted to Mr. Towbin which are not currently exercisable and will not become exercisable within 60 days. Upon Mr. Towbin's resignation on October 16, 1997, these options were canceled.
(12) Includes an aggregate of 733,400 shares of Common Stock which the executive officers and directors have the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, including 15,000 shares of Common Stock subject to stock options held by Ms. Scanlan, whose employment was terminated effective September 23, 1997. Excludes an aggregate of 888,500 shares which are the subject of options granted to the executive officers and directors which are not currently exercisable and will not become exercisable within 60 days, including 8,000 shares of Common Stock subject to stock options held by Mr. Towbin which were subsequently canceled.



6. The Registrant hereby amends the list of exhibits set forth in Item 14(a)(3) of the Annual Report to include the following additional exhibit, filed herewith:

10.21 Amendment No. 2, dated as of December 17, 1997, to the Employment Agreement, dated as of March 31, 1997, between the Registrant and Susan Solomon (filed herewith)

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 19, 1997
                                       LANCIT MEDIA ENTERTAINMENT, LTD.

                             By: /s/ GARY APPELBAUM
                                 ----------------------
                                     Gary Appelbaum
                                     Senior Vice President, Chief
                                     Financial Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Name                     Title(s)                   Date
----------------------  ----------------------------  ------------------
                        Chairman of the Board,
                        Chief Executive Officer
 /s/ SUSAN L. SOLOMON   and Director                  December 19, 1997
 ---------------------- (Principal Executive
    Susan L. Solomon    Officer)


 /s/ LAURENCE A. LANCIT Co-President and Director     December 19, 1997
 ----------------------
    Laurence A. Lancit

 /s/ CECILY TRUETT      Co-President and Director     December 19, 1997
 ----------------------
    Cecily Truett

                        Senior Vice President,        December 19, 1997
                        Chief Financial Officer
 /s/ GARY APPELBAUM     and Treasurer (Principal
 ---------------------- Financial and Accounting
    Gary Appelbaum      Officer)


 /s/ MARC L. BAILIN     Secretary and Director        December 19, 1997
 ----------------------
    Marc L. Bailin

                        Director
 ----------------------
    Joseph Kling

 /s/ JOHN R. COSTANTINO Director                      December 19, 1997
 ----------------------
    John R. Costantino

                        Director
----------------------
    Roger C. Faxon