Form 10-Q
period 1997-12-31
LANCIT MEDIA ENTERTAINMENT LTD
filed 1998-02-23
CIK 868796

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Quarter Ended December 31, 1997

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

           Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of February 5, 1998 was 6,634,750 shares.

        LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

                               INDEX

                                                                  PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS - at December 31,
                     1997 and June 30, 1997                         1

                CONSOLIDATED STATEMENTS OF OPERATIONS - For
                     the six and three months ended December 31,
                     1997 and 1996                                  2

                CONSOLIDATED STATEMENTS OF CASH FLOWS - For
                     the six months ended December 31, 1997 and
                     1996                                           3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          4

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                     5

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                    8

PART II - OTHER INFORMATION

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    9

SIGNATURES                                                         10

                               PART I. FINANCIAL INFORMATION

                     LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                           December 31,      June 30,
                                                               1997            1997
                                                           ------------    ------------
                                                           (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  3,219,462    $  4,461,627
  Accounts receivable, net                                      510,291       1,698,250
  Film and program costs, net                                 2,010,625       1,718,526
  Prepaid expenses                                               96,944         270,215
                                                           ------------    ------------

TOTAL CURRENT ASSETS                                          5,837,322       8,148,618

ACCOUNTS RECEIVABLE - NON-CURRENT                               171,500         211,500

FIXED ASSETS, NET                                               378,627         525,530

GOODWILL, NET                                                   255,076         263,302

DEPOSITS                                                         50,363          50,363
                                                           ------------    ------------

TOTAL ASSETS                                               $  6,692,888    $  9,199,313
                                                           ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $  1,977,267    $  2,116,028
  Participation payable                                       1,151,243       1,342,702
  Deferred revenue                                            1,646,396       1,009,413
                                                           ------------    ------------

TOTAL CURRENT LIABILITIES                                     4,774,906       4,468,143


PARTICIPATION PAYABLE - NON-CURRENT                              59,644          88,009

DEFERRED REVENUE - NON-CURRENT                                   24,832         317,620

MINORITY INTEREST                                               239,078         195,360


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,634,750 shares at December 31, 1997 and
      June 30, 1997                                               6,635           6,635
  Additional paid-in capital                                 17,604,536      17,504,536
  Retained earnings (accumulated deficit)                   (16,016,743)    (13,380,990)
                                                           ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                    1,594,428       4,130,181
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$                   6,692,888    $  9,199,313
                                                           ============    ============

                         See notes to consolidated financial statements.

                                              - 1 -

                      LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                           DECEMBER 31,                 DECEMBER 31,
                                        -------------------          ------------------
                                        1997          1996           1997          1996
                                     ---------      --------       --------      --------
                                    (UNAUDITED)                   (UNAUDITED)

REVENUES:
  Production and royalties .....   $   155,236    $   179,183    $   381,732    $   746,008
  Licensing agent fees .........       223,147        319,875        450,788        643,875
                                   -----------    -----------    -----------   ------------

                                       378,383        499,058        832,520      1,389,883
                                   -----------    -----------    -----------   ------------

OPERATING EXPENSES:
  Production and royalties .....       491,187        448,377      1,120,320        978,991
  Licensing agent - direct costs        88,009        206,264        275,277        440,248
  General and administrative ...     1,112,026        786,354      2,111,400      1,500,770
                                   -----------    -----------    -----------   ------------

                                     1,691,222      1,440,995      3,506,997      2,920,009
                                   -----------    -----------    -----------   ------------

LOSS FROM OPERATIONS ...........    (1,312,839)      (941,937)    (2,674,477)    (1,530,126)

INTEREST INCOME - NET ..........        41,418         79,690         82,441        113,813
                                   -----------    -----------    -----------   ------------

LOSS BEFORE MINORITY INTEREST ..    (1,271,421)      (862,247)    (2,592,036)    (1,416,313)

MINORITY INTEREST ..............        33,151         23,518         43,717         51,601
                                   -----------    -----------   ------------   ------------

NET LOSS .......................   $(1,304,572)   $  (885,765)  $ (2,635,753)   $(1,467,914)
                                   ===========    ===========   ============   ============

NET LOSS PER SHARE .............   $     (0.20)   $     (0.13)  $      (0.40)   $     (0.23)
                                   ===========    ===========   ============   ============

WEIGHTED AVERAGE SHARES ........     6,634,750      6,626,750      6,634,750      6,443,952
                                   ===========    ===========   ============   ============











             See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                     1997                     1996
                                                                  ----------                ---------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (2,635,753)            $ (1,467,914)
                                                                  -----------              -----------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of film and program costs                          320,833                  207,231
     Depreciation and other amortization                             178,691                  197,644
     Minority interest                                                43,717                   51,601

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net - current       1,187,959                  596,728
   (Increase) decrease in accounts receivable - non-current           40,000                  478,661
   Additions to film and program costs                              (612,932)              (1,053,943)
   (Increase) decrease in prepaid expenses                           173,271                   77,465
   (Increase) decrease in deposits receivable                           --                     12,421
   Increase (decrease) in accounts payable and accrued expenses     (138,761)                 296,015
   Increase (decrease) in participations payable - current          (191,459)                 (55,528)
   Increase (decrease) in participations payable - non-current       (28,365)                 (59,320)
   Increase (decrease) in deferred revenue - current                 636,983                 (349,436)
   Increase (decrease) in deferred revenue - non-current            (292,788)                (269,088)
                                                                  -----------              -----------


CASH USED IN OPERATING ACTIVITIES                                 (1,318,604)              (1,337,463)
                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (23,561)                  (8,409)
                                                                  -----------              -----------

CASH USED IN INVESTING ACTIVITIES                                    (23,561)                  (8,409)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           100,000                4,701,001
                                                                  -----------              -----------

CASH PROVIDED FROM FINANCING ACTIVITIES                              100,000                4,701,001
                                                                  -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,242,165)               3,355,129

CASH AND CASH EQUIVALENTS - beginning of period                    4,461,627                3,358,230
                                                                  -----------              -----------

CASH AND CASH EQUIVALENTS - end of period                         $3,219,462               $6,713,359
                                                                  ===========              ===========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                        $     --                 $     --
                                                                  ===========              ===========
  Income taxes                                                    $     --                 $     --
                                                                  ===========              ===========




               See notes to consolidated financial statements.



        LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1997

                            (UNAUDITED)






1. BASIS OF PRESENTATION

Reference is made to the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997.

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

2. NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement 128). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. STRATEGY LICENSING COMPANY MINORITY INTEREST

In October 1997, the Company entered into an agreement with Arlene J. Scanlan, pursuant to which the Company acquired the remaining 15% of the outstanding shares of the capital stock of Strategy held by her. Additionally, Ms. Scanlan's employment with Strategy and the Company was terminated. In consideration of the foregoing, the Company paid Ms. Scanlan an aggregate of approximately $31,000 and has released Ms. Scanlan from certain restrictions contained in a covenant not to compete with respect to specified properties and entities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended December 31, 1997 as compared to three months ended December 31, 1996

Production and royalty revenues for the three month period ended December 31, 1997 decreased to $155,236 from $179,183 in the comparable 1996 quarter. This decrease is primarily the result of reduced activity on Reading Rainbow(R) and Backyard Safari(R), partially offset by license fees for broadcast renewal rights and royalties on The Puzzle Place(R) and final production activity on No Really.

Licensing agent fee revenues for the three month period ended December 31, 1997 decreased to $223,147 from $319,875 in the comparable 1996 quarter. This decrease is primarily the result of the expiration of certain licensee contracts on The Puzzle Place and reduced royalties on the Sonic the Hedgehog(TM) property.

Production and royalty expenses for the three month period ended December 31, 1997 increased to $491,187 from $448,377 in the comparable 1996 quarter, reflecting primarily increased development costs, final production costs on No Really and payments for broadcast renewal rights license fees on The Puzzle Place, all which was partially offset by decreased production activity on Reading Rainbow and Backyard Safari.

Direct costs of licensing activities for the three month period ended December 31, 1997 decreased to $88,009 from $206,264 in the comparable 1996 quarter primarily as a result of decreased personnel, travel and trade show expenses, all of which was directly related to the restructuring of the licensing agent operation.

General and administrative expenses for the three month period ended December 31, 1997 increased to $1,112,026 from $786,354 in the comparable 1996 quarter, primarily as a result of initiatives involving new personnel and the Company's restructuring, resulting in increased personnel, office related and insurance costs as well as increased legal and other professional fees.

Interest income - net for the three month period ended December 31, 1997 decreased to $41,418 from $79,690 in the comparable 1996 quarter. This decrease is primarily due to a decreased level of cash invested during this year's three month period.

There was no provision for income taxes recorded for the three month period ended December 31, 1997, or for the comparable 1996 quarter, as both periods resulted in a loss.

Minority  interest in  licensing  activities  for the three month  period  ended
December 31, 1997 was $33,151 compared to $23,518 in the comparable 1996 quarter. This is primarily the result of increased profitability at a subsidiary where there is a minority owner.

Net loss for the three month period ended December 31, 1997 was $1,304,572 ($.20 per share) compared to a net loss of $885,765 ($.13 per share) in the comparable 1996 quarter, as a result of the combination of the factors discussed above. Weighted average shares outstanding for the three month period ended December 31, 1997 increased to 6,634,750 from 6,626,750 in the comparable 1996 quarter primarily as a result of the exercise of employee stock options during the twelve month period since December 31, 1996.

Results of Operations - Six months ended December 31, 1997 as compared to six months ended December 31, 1996

Production and royalty revenues for the six month period ended December 31, 1997 decreased to $381,732 from $746,008 in the comparable 1996 six month period. This decrease is primarily the result of significantly reduced production activity on Reading Rainbow and Backyard Safari, which was partially offset by final production activity on No Really and broadcast renewal fees on The Puzzle Place.

Licensing agent fee revenues for the six month period ended December 31, 1997 decreased to $450,788 from $643,875 in the comparable 1996 six month period. This decrease is primarily the result of the expiration of certain license contracts on The Puzzle Place and reduced royalties on the Sonic the Hedgehog property.

Production and royalty expenses for the six month period ended December 31, 1997 increased to $1,120,320 from $978,991 in the comparable 1996 six month period reflecting primarily increased payments for broadcast renewal rights license fees on The Puzzle Place, increased development costs and final production activity on No Really, all of which was partially offset by reduced production activity on Reading Rainbow and Backyard Safari.

Direct costs of licensing agent activities for the six month period ended December 31, 1997 decreased to $275,277 from $440,248 in the comparable 1996 six month period primarily as a result of reduced personnel, travel and trade show expenses, all of which was directly related to the restructuring of the licensing agent operation.

General and administrative expenses for the six month period ended December 31, 1997 rose to $2,111,400 from $1,500,770 in the comparable 1996 six month period, primarily as a result of initiatives involving new personnel and the Company's restructuring, resulting in increased personnel, office related and insurance costs as well as increased legal and other professional fees.

Interest income - net for the six month period ended December 31, 1997 decreased to $82,441 from $113,813 in the comparable 1996 six month period. This decrease is primarily due to a reduced level of cash invested in 1997 compared to 1996.

There was no provision for income taxes recorded for the six month period ended December 31, 1997 or in the comparable 1996 six month period, as both periods resulted in a loss for the period.

Minority  interest  in  licensing  activities  for the six  month  period  ended
December 31, 1997 was $43,717 compared to $51,601 in the comparable 1996 six month period. This is primarily the result of increased profitability at a subsidiary where there is a minority owner.

Net loss for the six month period ended December 31, 1997 was $2,635,753 ($.40 per share) compared to net loss of $1,467,914 ($.23 per share) in the comparable 1996 six month period primarily as a result of the combination of all factors discussed above. Weighted average shares outstanding for the six month period ended December 31, 1997 increased to 6,634,750 from 6,443,952 in the comparable 1996 six month period primarily as a result of the inclusion for the full six months of shares issued to DCI related to its purchase of a 6.6% equity stake in the Company as well as the exercise of stock options during the twelve month period since December 31, 1996.

Liquidity and Capital Resources

The Company had cash and cash equivalents as of December 31, 1997 of approximately $3.2 million, and no long-term debt. Notwithstanding the Company's cash position at December 31, 1997, additional funding will be required to enable the Company to continue to meet its obligations and to sustain the Company's operations through the fourth quarter of the current fiscal year. The Company is continuing to actively seek strategic partners, a business combination, a sale of an interest in the Company or other sources of additional funding, through an investment banking firm previously retained for such purpose. The Company also continues to pursue marketing efforts to generate cash from production and other licensing activities, and, where appropriate, may explore turning to account certain non-strategic assets. While the Company has not been successful to date in achieving such a transaction, and there can be no assurance that any such transactions will be available to the Company or, if available, that they will be on terms favorable to the Company or its shareholders, the Company continues to devote considerable management time to these efforts.

The Company has also taken steps to reduce, where appropriate, its operating expenses. These steps include relocating Strategy, its merchandising and licensing subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions.

Cash used in operating activities was approximately $1.3 million for the six month period ended December 31, 1997, compared to the use of approximately the same amount for the same period last year. A net loss of approximately $2.6 million and additions to film and program costs of approximately $0.6 million were partially offset by a decrease in accounts receivable of approximately $1.2 million and an increase in deferred revenue - current of $0.6 million, comprising the major components of cash used in operating activities.

Cash provided from financing activities was $0.1 million for the six month period ended December 31, 1997, compared to $4.7 million for the comparable 1996 period. Warrants to purchase 100,000 shares of stock were issued in partial payment as part of the final arrangement for satisfaction of fees owed for services performed in connection with the September 1996 purchase of a 6.6% stake in the Company by DCI.

As of December 31, 1997, the Company is completing the remaining elements associated with the outreach for the first 65 episodes of The Puzzle Place. All the remaining costs for the first 65 episodes of The Puzzle Place were accrued in fiscal 1997. The Company estimates that, after it receives the balance of monies due from the Corporation for Public Broadcasting ("CPB") and KCET/ Southern California ("KCET"), it will have no remaining funding obligation on the first 65 episodes of this project.

The Company's 13 episodes of Backyard Safari, which was partially funded through a major grant from the National Science Foundation, began airing on PBS stations in November of 1997. The Company estimates that its remaining funding requirement for this project, primarily to complete outreach and promotional activities, is approximately $0.4 million. All of these remaining costs were accrued in fiscal 1997.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11.  Computation of Earnings Per Share (filed herewith)

      27.  Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                            SIGNATURES







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 LANCIT MEDIA ENTERTAINMENT, LTD.



Date: February 23, 1998        By: /s/ GARY APPELBAUM
                                   Gary Appelbaum
                                   Senior Vice President, Chief
                                   Financial Officer &
                                   Treasurer



Date: February 23, 1998        By: /s/ SUSAN L. SOLOMON

                                   Susan L. Solomon
                                   Chief Executive Officer and
                                   Chairman of the
                                   Board of Directors