Form 10-Q
period 1998-03-31
LANCIT MEDIA ENTERTAINMENT LTD
filed 1998-05-15
CIK 868796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter Ended March 31, 1998

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to ________________

Commission file number: 0-23414

                        LANCIT MEDIA ENTERTAINMENT, LTD.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             New York                             13-3019470
     ------------------------------            ------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

                 601 West 50th Street, New York, New York, 10019
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 977-9100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X             No
                       --------              --------

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 12, 1998 was 6,634,750 shares.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS - at March 31,
                    1998 and June 30, 1997                                                           1

                  CONSOLIDATED STATEMENTS OF OPERATIONS - For the nine and
                    three months ended March 31, 1998 and 1997                                       2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - For the nine
                    months ended March 31, 1998 and 1997                                             3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    5

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                                                      8

PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   9

SIGNATURES                                                                                           10


                          PART I. FINANCIAL INFORMATION

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,           June 30,
                                                         1998               1997
                                                     -------------      -----------
                                                      (UNAUDITED)
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    2,807,608      $   4,461,627
  Accounts receivable, net                               433,849          1,698,250
  Film and program costs, net                          1,924,531          1,718,526
  Prepaid expenses                                       117,848            270,215
                                                    -------------      -------------

TOTAL CURRENT ASSETS                                   5,283,836          8,148,618

ACCOUNTS RECEIVABLE - NON-CURRENT                        151,500            211,500

FIXED ASSETS, NET                                        290,716            525,530

GOODWILL, NET                                            250,963            263,302

DEPOSITS                                                  50,363             50,363
                                                    -------------      -------------

TOTAL ASSETS                                      $    6,027,378      $   9,199,313
                                                    =============      =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $    2,146,665      $   2,116,028
  Participation payable                                1,249,583          1,342,702
  Deferred revenue                                     1,898,770          1,009,413
                                                    -------------      -------------

TOTAL CURRENT LIABILITIES                              5,295,018          4,468,143

PARTICIPATION PAYABLE - NON-CURRENT                            -             88,009

DEFERRED REVENUE - NON-CURRENT                           225,092            317,620

MINORITY INTEREST                                        252,829            195,360

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    15,000,000 shares; issued and outstanding
      6,634,750 shares at March 31, 1998 and
      June 30, 1997                                        6,635              6,635
  Additional paid-in capital                          17,604,536         17,504,536
  Retained earnings (accumulated deficit)            (17,356,732)       (13,380,990)
                                                    -------------      -------------

TOTAL STOCKHOLDERS' EQUITY                               254,439          4,130,181
                                                    -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    6,027,378      $   9,199,313
                                                    =============      =============


                                       1

                 See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                    MARCH 31,                                     MARCH 31,
                                        ----------------------------------       ----------------------------------------------
                                             1998                1997                   1998                    1997
                                        --------------     ---------------       -------------------     ----------------------
                                                   (UNAUDITED)                                    (UNAUDITED)
REVENUES:
  Production and royalties             $      944,383    $        820,258      $          1,326,115    $          1,566,266
  Licensing agent fees                         72,867             285,537                   523,655                 929,412
                                         -------------     ---------------       -------------------     -------------------

                                            1,017,250           1,105,795                 1,849,770               2,495,678
                                         -------------     ---------------       -------------------     -------------------

OPERATING EXPENSES:
  Production and royalties                  1,253,157           1,252,276                 2,373,477               2,231,267
  Licensing agent - direct costs               63,176             200,875                   338,453                 641,123
  General and administrative                1,051,580           1,217,165                 3,162,978               2,717,935
  Write-down of film and program costs              -           5,456,180                         -               5,456,180
                                         -------------     ---------------       -------------------     -------------------

                                            2,367,913           8,126,496                 5,874,908              11,046,505
                                         -------------     ---------------       -------------------     -------------------

LOSS FROM OPERATIONS                       (1,350,663)         (7,020,701)               (4,025,138)             (8,550,827)

INTEREST INCOME - NET                          24,422              78,714                   106,863                 192,527
                                         -------------     ---------------       -------------------     -------------------

LOSS BEFORE MINORITY INTEREST              (1,326,241)         (6,941,987)               (3,918,275)             (8,358,300)

MINORITY INTEREST                              13,750             (13,123)                   57,467                 (64,724)
                                         -------------     ---------------       -------------------     -------------------

NET LOSS                               $   (1,339,991)   $     (6,955,110)     $         (3,975,742)   $         (8,423,024)
                                         =============     ===============       ===================     ===================

BASIC LOSS PER COMMON SHARE            $        (0.20)   $          (1.05)     $              (0.60)   $              (1.29)
                                         =============     ===============       ===================     ===================

BASIC WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION                      6,634,750           6,632,750                 6,634,750               6,506,884
                                         =============     ===============       ===================     ===================

DILUTED LOSS PER COMMON SHARE          $        (0.20)   $          (1.05)     $              (0.60)     $            (1.29)
                                         =============     ===============       ===================     ===================

DILUTED WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION                      6,634,750           6,632,750                 6,634,750               6,506,884
                                         =============     ===============       ===================     ===================




                 See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       -------------------------------
                                                                            1998              1997
                                                                       -------------    --------------
                                                                                 (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                              $(3,975,742)      $(8,423,024)
                                                                       -------------    --------------

  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of film and program costs                               1,186,547           853,032
     Write-down of film and program costs                                         -         5,456,180
     Depreciation and other amortization                                    264,611           288,256
     Minority interest                                                       57,469            64,724

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net - current              1,264,401         1,013,256
   (Increase) decrease in accounts receivable - non-current                  60,000           798,453
   Additions to film and program costs                                   (1,392,552)       (2,652,529)
   (Increase) decrease in prepaid expenses                                  152,367           107,191
   (Increase) decrease in deposits receivable                                     -            10,421
   Increase (decrease) in accounts payable and accrued expenses              30,637         1,825,733
   Increase (decrease) in participations payable - current                  (93,119)         (183,667)
   Increase (decrease) in participations payable - non-current              (88,009)          (94,315)
   Increase (decrease) in deferred revenue - current                        889,357          (519,085)
   Increase (decrease) in deferred revenue - non-current                    (92,528)         (387,801)
                                                                       -------------    --------------
CASH USED IN OPERATING ACTIVITIES                                        (1,736,561)       (1,843,175)
                                                                       -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (17,458)          (10,742)
                                                                       -------------    --------------
CASH USED IN INVESTING ACTIVITIES                                           (17,458)          (10,742)
                                                                       -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                  100,000         4,715,581
                                                                       -------------    --------------
CASH PROVIDED FROM FINANCING ACTIVITIES                                     100,000         4,715,581
                                                                       -------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,654,019)        2,861,664
CASH AND CASH EQUIVALENTS - beginning of period                           4,461,627         3,358,230
                                                                       -------------    --------------
CASH AND CASH EQUIVALENTS - end of period                                $2,807,608        $6,219,894
                                                                       =============    ==============
CASH PAID DURING THE PERIOD FOR:
  Interest                                                               $    --            $     --
                                                                       =============    ==============
  Income taxes                                                           $    --            $     --
                                                                       =============    ==============





                 See notes to consolidated financial statements.

                LANCIT MEDIA ENTERTAINMENT, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

4.  PENDING ACQUISITION BY RCN CORPORATION

The Company has entered into an Agreement and Plan of Merger, dated as of February 27, 1998, as amended on April 6, 1998 (the "Merger Agreement"), between RCN Corporation ("RCN"), LME Acquisition Corporation ("LME") and the Company pursuant to which LME will be merged with and into the Company and the Company will be the surviving corporation and a wholly owned subsidiary of RCN. A special meeting of the Company's shareholders is currently anticipated to occur in June 1998 to vote on the Merger Agreement. In the opinion of management, if the Merger Agreement and the transactions contemplated thereby are not approved by the Company's shareholders, it is unlikely that the Company would be able to sustain its operations, whether in order to pursue an alternative transaction or otherwise, for any significant period beyond the date of such meeting, absent a source of additional funding which does not currently exist.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Three months ended March 31, 1998 as compared to three months ended March 31, 1997

Production and royalty revenues for the three months ended March 31, 1998 increased to $944,383 from $820,258 in the comparable 1997 period. This increase was primarily due to an increase in revenues arising from production of new episodes of The Puzzle Place(R) of approximately $851,000, partially offset by a reduction of production related to Discovery Kids of approximately $686,000.

Licensing agent fees for the three months ended March 31, 1998 declined to $72,867 from $285,537 in the comparable 1997 period. The decrease is primarily due to a reduction in revenues related to the Sonic(R) The Hedgehog property of approximately $119,000 and reductions in licensing revenues on The Puzzle Place of approximately $81,000 due to expirations of certain licenses.

Production and royalty expenses for the three months ended March 31, 1998 increased to $1,253,157 (or 133% of related revenues) from $1,252,276 (or 153% of related revenues) in the comparable 1997 three month period. The difference was primarily due to increases attributable to production of new episodes of The Puzzle Place, partially offset by declines in production expenses for production of interstitial programming for Discovery Kids and No ReallyTM. Production and royalty expenses associated with development activities did not result in the generation of current revenues for Lancit, contributing to the increase in the percentage of these expenses to related revenues.

Direct costs of licensing agent activities for the three month period ending March 31, 1998 decreased to $63,176 from $200,875 in the comparable 1997 period due primarily to reduced personnel costs of approximately $119,000, reduced trade show activity of approximately $9,300 and reductions in professional fees and telephone costs of approximately $4,000 each.

General and administrative expenses for the three months ended March 31, 1998 decreased to $1,051,850 from $1,217,165 in the comparable 1997 period. This decrease was attributable to reductions in personnel costs of approximately $117,000, facilities costs of approximately $59,000 and legal fees of approximately $14,000, offset by increases in insurance costs of approximately $26,000.

Interest income for the three months ended March 31, 1998 decreased to $24,422 from $78,714 in the comparable 1997 period. This decrease was attributable to a reduction in cash balances.

There was no provision for income taxes recorded for the three months ended March 31, 1998 or for the comparable 1997 period, as both periods showed a loss.

Net loss for the three month period ended March 31, 1998 was $1,339,991 ($.20 per share) compared to a net loss of $6,955,110 ($1.05 per share) in the comparable three month period in 1997 primarily as a result of all of the factors discussed above as well as a charge of $5,456,180 ($.82 per share) taken in the three months ended March 31, 1997 to reduce certain film and program costs to net realizable value.

Results of Operations - Nine months ended March 31, 1998 as compared to nine months ended March 31, 1997

Production and royalty revenues for the nine months ended March 31, 1998 decreased to $1,326,115 from $1,566,266 in the comparable 1997 period. This decrease was primarily due to reductions in production activities relating to Reading Rainbow(R) of approximately $546,000, Backyard SafariTM of approximately $209,000, Discovery Kids of approximately $672,000 and No Really of approximately $171,000, partially offset by production of new episodes of The Puzzle Place approximating $838,000, broadcast renewal fees on The Puzzle Place of approximately $272,000, increases in royalties of approximately $169,000 and net increases in other items approximating $79,000.

Revenues from licensing agent fees for the nine months ended March 31, 1998 decreased to $523,655 from $929,412 in the comparable 1997 period. This decrease is primarily due to reductions in royalties from the Sonic The Hedgehog property of approximately $259,000 and reduced revenues due to the expiration of certain licensing contracts on The Puzzle Place of approximately $166,000.

Production and royalty expenses for the nine months ended March 31, 1998 increased to $2,373,477 (or 179% of related revenues) from $2,231,267 (or 142.5% of related revenues) in the comparable 1997 nine month period reflecting primarily increased payments for broadcast renewal rights license fees on The Puzzle Place of approximately $273,000, production expenses on new episodes of The Puzzle Place approximating $838,000 and increased development activities approximating $270,000, all of which was partially offset by reduced production activity on Reading Rainbow of approximately $408,000, Backyard Safari of approximately $176,000 and production for Discovery Kids of approximately $677,000. Production and royalty expenses associated with development activities did not result in the generation of current revenues for Lancit, contributing to the increase in the percentage of these expenses to related revenues.

Direct costs of licensing agent activities for the nine months ended March 31, 1998 decreased to $338,453 from $641,123 in the comparable 1997 nine month period due primarily to reduced personnel costs approximating $211,000, reduced travel of approximately $38,000, a decrease in telephone expenses approximating $18,000, and a reduction in trade show and marketing materials of approximately $39,000.

General and administrative expenses for the nine months ended March 31, 1998 increased to $3,162,978 from $2,717,935 in the comparable 1997 nine month period. This increase was attributable to an increase in legal fees of approximately $251,000, insurance costs of approximately $84,000 and increases in other office costs approximating $110,000.

Interest income for the nine months ended March 31, 1998 decreased to $106,863 from $192,527 in the comparable 1997 nine month period. This decrease is due primarily to a reduced level of cash invested in 1998 as compared to 1997.

There was no provision for income taxes recorded for the nine months ended March 31, 1998 or for the comparable 1997 period, as both periods showed a loss.

Minority interest in licensing activities for the nine months ended March 31, 1998 was $57,467 compared to $64,724 in the comparable 1997 period. This is a result of decreased profitability at a subsidiary with a minority owner.

Net loss for the nine months ended March 31, 1998 was $3,975,742 ($.60 per share) compared to a net loss of $8,423,024 ($1.29 per share) in the comparable 1997 period primarily as a result of all of the factors discussed above as well as a charge of $5,456,180 ($.84 per share) taken in the nine months ended March 31, 1997 to reduce certain film and program costs to net realizable value. Weighted average shares outstanding for the nine month period ended March 31, 1998 increased to 6,634,750 from 6,506,884 in the comparable 1997 period primarily as a result of the inclusion for the full nine months of shares issued to DCI related to its purchase of a 6.6% equity stake in Lancit as well as the exercise of stock options during the period from December 31, 1996 to December 31, 1997.

Liquidity and Capital Resources

The Company had cash and cash equivalents as of March 31, 1998 of approximately $2.8 million, and no long- term debt. Notwithstanding the Company's cash position at March 31, 1998, the Company's management believes that additional funding will be required to enable the Company to continue to meet its obligations and to sustain its operations through the balance of the current fiscal year. The Company had previously announced that it was actively seeking additional funding and had retained an investment banking firm to assist it in this effort. Among the alternatives considered by the Company were a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners.

As discussed in Note 4 of the Consolidated Financial Statements, on February 27, 1998, the Company entered into the Merger Agreement with RCN providing for the merger of LME, a subsidiary of RCN, with and into the Company, pursuant to which the Company will be the surviving corporation and a wholly owned subsidiary of RCN (the "Merger"). The Merger Agreement was amended on April 6, 1998 to reflect RCN's one-for-one stock dividend. Pending the Special Meeting of shareholders to consider and vote upon the proposed Merger, which is currently scheduled for June 11, 1998, the Company has negotiated arrangements with certain creditors to defer certain of its obligations until after the estimated date of the Special Meeting.

As of the scheduled date of the Special Meeting, it is anticipated that the Company will have minimal, if any, further cash resources or access to substantial cash resources. Accordingly, if the Merger Agreement and the transactions contemplated thereby, including the Merger, are not approved by the Company's shareholders, it is unlikely that the Company would be able to sustain its operations, whether in order to pursue an alternative transaction or otherwise, for any significant period beyond the date of such meeting, absent a source of additional funding which does not currently exist. In such event, the Company would have to consider seeking protection from its creditors under the Federal bankruptcy laws and/or liquidating.

There has been a trend over the past two to three years of decreased profitability manifested by the decreases in revenues and the increases in production and royalty expenses and general and administrative expenses. This trend is expected to continue, at least in the short term. The Company's response to this trend, as noted above, has been to seek additional funding through a sale of an interest in the Company, an acquisition of the Company, and/or strategic alliances with industry partners.

The Company has also taken steps to reduce, where appropriate, its operating expenses. These steps include relocating The Strategy Licensing Company, Inc. ("Strategy") its merchandising and licensing subsidiary, from Westport, Connecticut to the Company's New York City offices, and certain staff reductions. These measures have resulted in certain reductions to licensing agent direct costs and general and administrative expenses in the third quarter of fiscal 1998, when the effect of one-time costs related to staff reductions and the relocation of Strategy has been reduced and the Company will have the benefit of a full quarter of reduced costs related to these items; however, the effect of these savings will be reduced in some cases by the effect of the minority interest. In addition, the Company did not renew the lease for its Beverly Hills, California office, which expired in April 1998 and had an annual rental of $24,636.

For the nine month period ended March 31, 1998, cash used in operating activities approximated $1.7 million. A net loss of approximately $4.0 million and additions to film and program costs of approximately $1.4 million, were partially offset by increases in accounts receivable of approximately $1.3 million, increases in deferred revenue of approximately $.8 million and non-cash charges for amortization of film and program costs and other depreciation and amortization of approximately $1.5 million.

For the nine month period ended March 31, 1998, cash provided from financing activities was $0.1 million, compared to $4.7 million for the comparable 1997 period. Warrants to purchase 100,000 shares of stock were issued in partial payment and satisfaction of fees owed for services performed in connection with the September 1996 purchase of a 6.6% stake in the Company by DCI.

Management does not expect inflation to have a significant impact on the Company's business.

Impact of the Year 2000 Issue

The Company uses primarily "off the shelf" computer software and has been advised by the manufacturers that most of this software, including its accounting and financing software, is Year 2000 compliant. Additionally, the Company's hardware has been tested and is believed to be Year 2000 compliant. Accordingly, the cost of addressing the Year 2000 issue is not expected to be material to the Company and any potential cost for incomplete or untimely resolution of Year 2000 issues is not expected to be material.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including, without limitation, descriptions of the Company's targets or goals and Management's views concerning the Company's pending and proposed projects, prospects and future financial performance contained in this discussion and analysis and elsewhere, constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995 and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasts. Such risks include , without limitation, (i) the risks generally associated with the production of a television series and other entertainment products, including, without limitation, (a) the availability of appropriate time slots for children's and family entertainment programming; (b) a serious strike threat that could delay production schedules; (c) availability of a star or other key individual(s) associated with production of a series, movie or other project; (ii) the network and studio acceptance of television and motion picture projects; pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channel; and the effects of vertical integration of companies in the media and entertainment industry, the effects of which could be to reduce the opportunities for the Company and independent producers, suppliers and distributors as a whole; (iii) the ability of the Company to successfully negotiate and enter into agreements to acquire rights, develop, produce, market and distribute entertainment and licensing projects; (iv) difficulties or delays in the development, production and marketing of entertainment projects and/or licensed products, including, but not limited to, a failure to complete production of new projects when anticipated and failures related to another party's inability to perform, which could, for example, affect the licensees' ability to manufacture, or consumer demand for, licensed products; (v) less than anticipated consumer acceptance of entertainment projects or licensed products, which could negatively affect the cycle of entertainment projects and licensed products; (vi) the effects of, and changes in, consumer tastes, economic and tax policies, social and economic conditions, and laws and regulations, including governmental action or legal proceedings relating to intellectual property rights and intellectual property licenses and the adoption of new, or changes in, accounting policies; (vii) non-renewal of annual contracts with production-related customers; and (viii) underutilization of the Company's post-production facilities resulting from, among other things, production slowdowns or inefficiencies. These and other risks are described in the Company's Annual Report on Form 10- K for the fiscal year ended June 30, 1997, as amended, filed with the Securities and Exchange Commission, copies of which are available from the Securities and Exchange Commission or may be obtained upon request from the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                                     PART II



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         Exhibit
            No.                                                       Description
         -------   ----------------------------------------------------------------------------------------------
         2.1       Agreement and Plan of  Merger, dated as of February 27, 1998 (the "Merger Agreement"), between
                   RCN Corporation, LME Acquisition Corporation and the Company (incorporated by reference to
                   Exhibit 2.1 contained in the Company's Current Report on Form 8-K, filed on March 6, 1998 (the
                   "Form 8-K")),

                   The Registrant agrees to furnish copies of any omitted schedules to the Merger Agreement, which are not required to be included as an exhibit, to the Commission upon request.

         2.2       Amendment No. 1, dated as of April 6, 1998, to the Merger Agreement

         4.1       Voting Agreement, dated as of  February 27, 1998, between RCN Corporation, LME Acquisition
                   Corporation, the Company, Cecily Truett, Laurence A. Lancit and The Lancit Children's Trust
                   (incorporated by reference to Exhibit 99.1 contained in the Form 8-K)

         27        Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, filed on March 6, 1998, reporting the entrance by the Company into the Agreement and Plan of Merger, dated as of February 27, 1998, between RCN Corporation, LME Acquisition Corporation and the Company

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LANCIT MEDIA ENTERTAINMENT, LTD.



Date: May 15, 1998        By: /s/ LAURENCE A. LANCIT
                              -----------------------------------------
                                     Laurence A. Lancit
                                     Co-President  &  Treasurer



Date: May 15, 1998        By: /s/ SUSAN L. SOLOMON
                              -----------------------------------------
                                     Susan L. Solomon
                                     Chief Executive Officer and Chairman of the
                                     Board of Directors